Form 10-Q
period 1994-01-02
SAVANNAH FOODS & INDUSTRIES INC
filed 1994-02-16
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended    January 2, 1994

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _________________

         Commission file number   0-5002


                      SAVANNAH FOODS & INDUSTRIES, INC.
            (Exact name of Registrant as specified in its Charter)


          Delaware                                                58-1089367
- -------------------------------                         ------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    P. O. Box 339, Savannah, Georgia                                  31402
- ----------------------------------------                  ----------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code               (912) 234-1261
                                                           --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X           No
                            ------           ------

As of January 2, 1994, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.





Page 1 of 10 pages

                      SAVANNAH FOODS & INDUSTRIES, INC.
                                    INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----
          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            January 2, 1994 and October 3, 1993                3

          Consolidated Statements of Operations
            for the 13 weeks ended January 2, 1994
            and the 14 weeks ended January 3, 1993             4

          Consolidated Statements of Cash Flows
            for the 13 weeks ended January 2, 1994
            and the 14 weeks ended January 3, 1993             5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K            9

          Signatures                                          10





Page 2 of 10 pages

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                     January 2,    October 3,
                                                        1994          1993
                                                     ----------    ----------
Assets
- ------

Current assets:
  Cash and cash equivalents                           $  8,064     $  7,481
  Accounts receivable                                   51,296       87,030
  Inventories (net of LIFO reserve of $9,496
    in 1994 and $9,011 in 1993) (Note 2)               229,239      145,639
  Other current assets                                  31,903       29,840
                                                      --------     --------
      Total current assets                             320,502      269,990
Property, plant and equipment (net of accumulated
  depreciation of $166,047 in 1994 and
  $159,111 in 1993)                                    247,441      249,047
Other assets                                            48,223       48,815
                                                      --------     --------
                                                      $616,166     $567,852
                                                      ========     ========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Short-term borrowings                               $ 51,400     $ 26,300
  Current portion of long-term debt (Note 3)             2,239        2,421
  Trade accounts payable                                99,810      106,410
  Income taxes accrued                                   6,877            -
  Accrued expenses related to beet operations           21,125            -
  Other liabilities and accrued expenses                20,477       19,629
                                                      --------     --------
      Total current liabilities                        201,928      154,760
                                                      --------     --------
Long-term debt (Note 3)                                141,459      142,078
                                                      --------     --------
Deferred income taxes                                    3,774        3,951
                                                      --------     --------
Deferred employee benefits                              74,242       72,349
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    210,490      210,491
  Minimum pension liability adjustment                  (9,453)      (9,453)
                                                      --------     --------
                                                       230,592      230,593
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                4,554        4,604
                                                      --------     --------
      Total stockholders' equity                       194,763      194,714
                                                      --------     --------
 Commitments and contingencies (Note 7)                      -            -
                                                       -------      -------
                                                      $616,166     $567,852
                                                      ========     ========

   (The accompanying notes are an integral part of the financial statements.)




Page 3 of 10 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)

                                 For the 13         For the 14
                                 Weeks Ended        Weeks Ended
                                 -----------        -----------
                                 January 2,         January 3,
                                    1994               1993
                                 -----------        -----------
Net sales                        $280,186           $304,773
                                 --------           --------
Operating expenses:
 Cost of sales and
   operating expenses             249,207            270,313
Selling, general and
   administrative expenses         14,884             13,918
 Depreciation and
   amortization                     7,778              5,766
                                 --------           --------
                                  271,869            289,997
                                 --------           --------

Income from operations              8,317             14,776
                                 --------           --------
Other income and expenses:
 Interest and other
   investment income                  406                562
 Interest expense                  (3,390)            (2,892)
 Other                                 82                895
                                 --------           --------
                                   (2,902)            (1,435)
                                 --------           --------

Income before income
  taxes and change in
  accounting principle              5,415             13,341
Provision for income
  taxes (Note 4)                   (1,874)            (3,725)
                                 --------           --------
  Income before change in
  accounting principle              3,541              9,616
Cumulative effect of
  change in accounting
  principle (Note 5)                    -                600
                                 --------           --------
Net income (loss)                $  3,541           $ 10,216
                                 ========           ========
Income per weighted
  average share
  outstanding (Note 6):
 Income before change
   in accounting
   principle                     $    .13           $    .37
 Cumulative effect of
   change in
   accounting principle                 -                .02
                                 --------           --------
 Net income                      $    .13           $    .39
                                 --------           --------

Dividends                        $   .135           $   .135
                                 ========           ========

   (The accompanying notes are an integral part of the financial statements.)


Page 4 of 10 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the 13      For the 14
                                                  Weeks Ended     Weeks Ended
                                                  -----------     -----------
                                                  January 2,      January 3,
                                                      1994            1993
                                                  -----------     -----------
                                                   (In thousands of dollars)
Cash flows from operations:
  Net income                                        $  3,541      $ 10,216
  Charges to income not affecting
    operating cash flows -
    Depreciation and amortization                      7,778         5,766
    Cumulative effect of change in
     accounting principle                                  -          (600)
    Provision for deferred income taxes               (9,176)       (9,064)
    Other                                                 50          (145)
                                                     -------       -------
  Cash provided by operations
    before working capital changes                     2,193         6,173
                                                     -------       -------
  Working capital changes affecting cash
    provided by operations -
    Accounts receivable                               35,734        12,632
    Inventories                                      (83,600)     (131,622)
    Other current assets                               7,113       (10,205)
    Trade accounts payable                            (6,600)       62,363
    Income taxes accrued                               6,877        12,469
    Accrued expenses related to beet operations       21,125        23,400
    Other liabilities and accrued expenses               848        (1,204)
                                                     -------       -------
                                                     (18,503)      (32,167)
                                                     -------       -------
Cash used for operations                             (16,310)      (25,994)
                                                     -------       -------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                         (5,563)      (13,277)
  Other                                                1,650        (3,061)
                                                     -------       -------
Cash used for investing activities                    (3,913)      (16,338)
                                                     -------       -------

Cash flows from financing activities:
  Increase in short-term borrowings                   25,100        28,000
  Increase in long-term debt                               -        70,300
  Payments on long-term debt                            (801)      (50,706)
  Dividends paid to stockholders                      (3,542)       (6,962)
  Treasury stock repurchases                               -          (977)
  Other                                                   49           759
                                                     -------       -------
Cash provided by financing activities                 20,806        40,414
                                                     -------       -------
Cash flows for period                                    583        (1,918)
Cash and cash equivalents, beginning of
  period                                               7,481         9,897
                                                     -------       -------
Cash and cash equivalents, end of
  period                                             $ 8,064       $ 7,979
                                                     =======       =======

   (The accompanying notes are an integral part of the financial statements.)





Page 5 of 10 pages

                       Savannah Foods & Industries, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) The information furnished reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. See Note 5 for discussion of the effect of a change in accounting principle reflected in the accompanying interim financial statements. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)      A summary of inventories by class is as follows:

                                                   January 2,        October 3,
                                                      1994              1993
                                                   ----------        ----------
                                                     (In thousands of dollars)
    Raw materials and work-in-process..........     $ 94,984         $ 76,802
    Packaging materials, parts and supplies....       24,776           26,002
    Finished goods.............................      109,436           42,835
    Costs related to future
      inventory purchases......................           43                -
                                                    --------         --------
                                                    $229,239         $145,639
                                                    ========         ========

(3) Long-term debt is summarized as follows:

                                                   January 2,       October 3,
                                                      1994             1993
                                                   ----------       ----------
                                                     (In thousands of dollars)
    Senior notes - $50,000,000 Series A at
      8.35% and $20,000,000 Series B at
      7.15% with final maturity 2002...........     $ 70,000         $ 70,000
    Long-term debt supported by revolving
      credit facilities with banks.............       20,000           20,000
    Notes payable to bank from 1996 to 1998
      related to ESOP trust with interest at
      85% or 86% of LIBOR......................       15,500           15,500
    Variable rate industrial revenue bonds.....       28,000           28,000
    Present value of non-compete agreements
      related to the purchase of King
      Packaging, payable monthly from 1993 to
      1998, discounted at 5%...................        7,234            7,808
    Other long-term debt.......................        2,964            3,191
                                                    --------         --------
                                                     143,698          144,499

    Less - Current portion.....................       (2,239)          (2,421)
                                                    --------         --------
                                                    $141,459         $142,078
                                                    ========         ========

The Company has entered into "Interest Rate Exchange Agreements," more commonly called "interest rate swaps," which fixed the rate on $50,000,000 of the Company's debt for a period of approximately three years at an average fixed rate of 8.57%. However, in order to take advantage of the current low short-term interest rate environment, during the first quarter of fiscal 1993, the Company entered into an interest rate swap agreement on a principal amount of $50,000,000 whereby the Company will receive a fixed


Page 6 of 10 pages
rate of 4.54% and pay the counter-parties based on 6-month LIBOR which is currently 3.375%. Cash interest payments during the first three months of fiscal 1994 and 1993 amounted to $4,573,000 and $1,933,000, respectively.

(4) Cash tax payments during the first three months of fiscal 1994 and 1993 amounted to $186,000 and $577,000, respectively.

(5)       Change in accounting principle:

          The Company prospectively adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective September 28, 1992, the first day of the fiscal year ended October 3, 1993. The cumulative effect of this accounting change was a credit to net income of $600,000.

(6) Earnings per share for fiscal 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks ended January 2, 1994. Earnings per share for fiscal 1993 are based on weighted average outstanding shares of 26,264,689 for the 14 weeks ended January 3, 1993.

(7)       Commitments and Contingencies:

          The Company has contracted for the purchase of a substantial portion of its future raw sugar requirements. Prices to be paid for raw sugar under these contracts are based in some cases on market prices during the anticipated delivery month. In other cases prices are fixed and, in these instances, the Company generally obtains commitments from its customers to buy the sugar prior to fixing the price, or enters into futures transactions to hedge the commitment.

          In May 1992, the United States Customs Service (Customs) issued a bill to the Company for approximately $7,500,000 seeking reimbursement for certain drawback claims filed by the Company with customs during the period 1984 through 1988. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during these years are technically and/or substantively deficient, and that the Company therefore is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and intends to vigorously protest the decision of Customs. While it is not certain how long the protest (administrative appeal) process will take, based upon the facts known to the Company at this time, the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

          In July of 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. Discovery in this case has been completed, and based upon the information obtained, the Company has determined that NUS is seeking approximately $4,000,000 inclusive of prejudgment interest from the Company. The Company intends to defend the action vigorously and strongly contends that no amounts are due to NUS.





Page 7 of 10 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS - JULY 4, 1993

FINANCIAL POSITION:

                     Stockholders' equity increased during the first three months of fiscal 1994 from $194,714,000 to $194,763,000. Equity increased as a result of earnings of $3,541,000 offset by dividends of $3,542,000 and increased by a $50,000 reduction of the note receivable from the employee stock ownership trust. Long-term debt decreased since year-end by $619,000 due to principal repayments. Cash and cash equivalents increased $583,000 and non-cash working capital increased $16,310,000 since year-end. Cash was used primarily for capital improvements and payment of dividends. Changes in working capital include an increase in inventory levels partially offset by increases in short term notes payable and accrued expenses related to beet operations.

                     At the end of the first quarter, the Company had $145,000,000 in revolving credit facilities of which $20,000,000 was outstanding as long-term debt and $51,400,000 was outstanding for working capital requirements and included in short-term borrowing. The remaining available balance of $73,600,000 is intended to meet working capital requirements or other short-term borrowing requirements. The revolving credit facility is committed until September, 1996, with an option to extend to September, 1998.

                     Fixed asset additions during the first three months of 1994 were $5,563,000. Of this amount, the Company spent $3,583,000 at the cane refineries and raw sugar mill including expenditures for improvements in process equipment, storage facilities, and computer systems; $673,000 on projects at the beet refineries and the beet molasses desugarization facility; and $1,229,000 at the Foodservice facilities. Total fixed asset additions in fiscal 1994 are expected to approximate $26,000,000 with expenditures being concentrated on cost saving or expansion projects which are expected to benefit the Company through increased efficiency and expanded operational capabilities.

RESULTS OF OPERATIONS:

                     Net income for the first three months of fiscal 1994 was $3,541,000, or $.13 per share, compared to $10,216,000, or $.39 per share, for the first three months of fiscal 1993. Results of operations for the first three months of fiscal 1993 reflect the cumulative effect of a change in accounting principle of $600,000 for the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109).

                     Net sales for the first three months of fiscal 1994 were $280,186,000 compared to $304,773,000 for the same period of 1993. Sales dollars were down 8% for the first three months of fiscal 1994 compared to the same period of 1993. The main reason for the sales decrease was that fiscal 1993 was a 53 week year, with the extra week falling in October of 1992. This was partially offset by increased raw sugar sales by Raceland Sugars during the first three months of fiscal 1994. Refined sugar sales volumes and prices were nearly equal to prior year levels in the first quarter.


Page 8 of 10 pages

                     Operating earnings for the three months of fiscal 1994 were lower than in fiscal 1993 in all of our operations except Raceland Sugars, which was approximately equal to the same quarter in fiscal 1993.

                     Operating income at the cane refineries is down largely due to a $.60 per hundredweight increase in average raw sugar prices in the first quarter of fiscal 1994 versus the first quarter of fiscal 1993, while sales prices were roughly the same in both periods.

                     Michigan Sugar operating income is down from fiscal 1993 with increases in production and sales being offset by a reduction in sugar and by-product sales prices. The price reduction in sugar is largely a result of deliveries against contracts made earlier in the calendar year when pricing was pushed downward due to the oversupply of beet sugar which caused the implementation of marketing allotments.

                     Dixie Crystals Foodservice reported a 4% increase in weekly sales volume, which was more than offset by intense competitive pressure on margins, resulting in lower operating profit in 1994 than in 1993.

                     Operating income at Raceland Sugars was approximately equal in the first quarter of 1994 versus 1993. Although Raceland was expected to improve significantly over last year, sugar content in the cane was lower than anticipated due to insufficient rain in July and August, resulting in earnings remaining flat when compared to last year.

                     Selling, general and administrative expenses increased in the first quarter of 1994 compared to the prior year primarily because the prior year expenses were offset by the proceeds from a company owned life insurance policy.

                     Competitive conditions in the first several months of every calendar year are always intense because the beet sugar industry is producing heavily. Sugar supply is therefore high while sugar consumption is at a seasonal low. It has been intensified this year by significant competitive activity among the cane sugar refiners. This activity is going to adversely affect the second quarter of fiscal 1994. Although we believe that the last two quarters will report higher income than in 1993, the outlook for the full year is for earnings to be lower than in 1993.




                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits, not applicable.

        (b)  Reports on Form 8-K, not applicable.





Page 9 of 10 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAVANNAH FOODS & INDUSTRIES, INC.



                              BY: /S/John M. Tatum
                                 ---------------------------
                                 JOHN M. TATUM
DATE:  FEBRUARY 14, 1994         SECRETARY




                              BY: /S/W. R. Steinhauer
                                 ---------------------------
                                 W. R. STEINHAUER
                                 SENIOR VICE PRESIDENT -
DATE:  FEBRUARY 14, 1994         FINANCE & ADMINISTRATION





Page 10 of 10 pages