Form 10-Q
period 1994-04-03
SAVANNAH FOODS & INDUSTRIES INC
filed 1994-05-18
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 3, 1994

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                       Commission file number   1-11420


                       SAVANNAH FOODS & INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                       58-1089367
- - -------------------------------                ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


    P. O. Box 339, Savannah, Georgia                       31402
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X     No
                                                             ---       ---

As of April 3, 1994, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.





Page 1 of 11 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            April 3, 1994 and October 3, 1993                  3

          Consolidated Statements of Operations
            for the 13 weeks ended April 3, 1994 and
            April 4, 1993, the 26 weeks ended
            April 3, 1994 and the 27 weeks ended
            April 4, 1993                                      4

          Consolidated Statements of Cash Flows
            for the 26 weeks ended April 3, 1994
            and the 27 weeks ended April 4, 1993               5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:

          Item 4.  Submission of Matters to a Vote
                     of Securities Holders                    10

          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11





Page 2 of 11 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                      April 3,     October 3,
                                                        1994          1993
                                                      --------     ----------
Assets

Current assets:
  Cash and cash equivalents                           $  9,435     $  7,481
  Accounts receivable                                   53,564       87,030
  Inventories (net of LIFO reserve of $9,437
    in 1994 and $9,011 in 1993) (Note 2)               212,014      145,639
  Other current assets                                  16,436       29,840
                                                      --------     --------
      Total current assets                             291,449      269,990
Property, plant and equipment (net of accumulated
  depreciation of $171,989 in 1994 and
  $159,111 in 1993)                                    248,758      249,047
Other assets                                            45,991       48,815
                                                      --------     --------
                                                      $586,198     $567,852
                                                      ========     ========
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                               $ 32,900     $ 26,300
  Current portion of long-term debt (Note 3)             2,031        2,421
  Trade accounts payable                                95,697      106,410
  Income taxes accrued                                     929            -
  Accrued expenses related to beet operations           23,494            -
  Other liabilities and accrued expenses                20,074       19,629
                                                      --------     --------
      Total current liabilities                        175,125      154,760
                                                      --------     --------
Long-term debt (Note 3)                                141,259      142,078
                                                      --------     --------
Deferred income taxes                                    3,574        3,951
                                                      --------     --------
Deferred employee benefits                              74,697       72,349
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    206,677      210,491
  Minimum pension liability adjustment                  (9,453)      (9,453)
                                                      --------     --------
                                                       226,779      230,593
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                3,961        4,604
                                                      --------     --------
      Total stockholders' equity                       191,543      194,714
                                                      --------     --------
 Commitments and contingencies (Note 7)                      -            -
                                                      --------     --------
                                                      $586,198     $567,852
                                                      ========     ========

   (The accompanying notes are an integral part of the financial statements.)




Page 3 of 11 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)

                                                            For the 26   For the 27
                                  For the 13 Weeks Ended    Weeks Ended Weeks Ended
                                  ----------------------    ----------- -----------
                                   April 3,    April 4,      April 3,     April 4,
                                     1994        1993          1994         1993
                                  ----------  ----------    ----------- -----------
Net sales                         $247,005      $255,015    $527,191       $559,788
                                  --------      --------    --------       --------
Operating expenses:
 Cost of sales and
   operating expenses              224,697       229,508     473,904        499,821
 Selling, general and
   administrative expenses          13,639        12,876      28,523         26,794
 Depreciation and
   amortization                      7,056         6,555      14,834         12,321
                                  --------      --------    --------       --------
                                   245,392       248,939     517,261        538,936
                                  --------      --------    --------       --------

Income from operations               1,613         6,076       9,930         20,852
                                  --------      --------    --------       --------

Other income and expenses:
 Interest and other
   investment income                 1,035           725       1,441          1,287
 Interest expense                   (3,361)       (3,438)     (6,751)        (6,330)
 Other                                 158           744         240          1,639
                                  --------      --------    --------       --------
                                    (2,168)       (1,969)     (5,070)        (3,404)
                                  --------      --------    --------       --------

Income (loss) before income
  taxes and change in
  accounting principle                (555)        4,107       4,860         17,448
(Provision for) benefit from
  income taxes (Note 4)                284        (1,453)     (1,590)        (5,178)
                                  --------      --------    --------       --------
  Income (loss) before change
  in accounting principle             (271)        2,654       3,270         12,270
Cumulative effect of
  change in accounting
  principle (Note 5)                     -             -           -           600
                                  --------      --------    --------       --------
Net income (loss)                 $   (271)     $  2,654    $  3,270       $ 12,870
                                  ========      ========    ========       ========
Income (loss) per
  weighted average share
  outstanding (Note 6):
 Income (loss) before
   change in accounting
   principle                     ($    .01)     $    .10    $    .12       $    .47
 Cumulative effect of
   change in
   accounting principle                  -             -           -            .02
                                  --------      --------    --------       --------
 Net income (loss)               ($    .01)     $    .10    $    .12       $    .49
                                  ========      ========    ========       ========

Dividends                         $   .135      $   .135    $    .27       $    .27
                                  ========      ========    ========       ========

   (The accompanying notes are an integral part of the financial statements.)


Page 4 of 11 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the 26      For the 27
                                                  Weeks Ended     Weeks Ended
                                                  -----------     -----------
                                                    April 3,        April 4,
                                                      1994            1993
                                                  -----------     -----------
                                                   (In thousands of dollars)
Cash flows from operations:
  Net income                                         $ 3,270       $12,870
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                     14,834        12,396
    Cumulative effect of change in
     accounting principle                                  -          (600)
    Provision for deferred income taxes               (9,230)       (6,088)
    Other                                                  -           205
    Working capital changes affecting cash
      provided by operations -
      Accounts receivable                             33,066        14,787
      Inventories                                    (66,375)      (79,678)
      Other current assets                            22,634       (13,048)
      Trade accounts payable                         (10,713)        9,955
      Income taxes accrued                               929           (48)
      Accrued expenses related to beet operations     23,494        17,784
      Other liabilities and accrued expenses           1,488        (3,093)
                                                     -------       -------
Cash provided by (used for) operations                13,397       (34,558)
                                                     -------       -------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                        (13,193)      (20,878)
  Decrease in investments of unexpended IDB
    funds included in other assets                     3,743             -
  Acquisition of long-term investments                     -        (5,457)
  Other                                                 (343)         (471)
                                                     -------       -------
Cash used for investing activities                    (9,793)      (26,806)
                                                     -------       -------

Cash flows from financing activities:
  Increase in short-term borrowings                    6,600        51,400
  Increase in long-term debt                               -        70,300
  Payments on long-term debt                          (1,209)      (50,912)
  Dividends paid to stockholders                      (7,084)      (10,504)
  Treasury stock repurchases                               -          (977)
  Other                                                   43           849
                                                     -------       -------
  Cash provided by (used for) financing activities    (1,650)       60,156
                                                     -------       -------
Cash flows for period                                  1,954        (1,208)
Cash and cash equivalents, beginning of
  period                                               7,481         9,897
                                                     -------       -------
Cash and cash equivalents, end of
  period                                             $ 9,435       $ 8,689
                                                     =======       =======

   (The accompanying notes are an integral part of the financial statements.)





Page 5 of 11 pages

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

(2)  A summary of inventories by class is as follows:

                                                    April 3,         October 3,
                                                      1994              1993
                                                   ----------        ----------
                                                     (In thousands of dollars)
    Raw materials and work-in-process..........     $ 80,811         $ 76,802
    Packaging materials, parts and supplies....       24,133           26,002
    Finished goods.............................      107,171           42,835
    Costs related to future
      inventory purchases......................         (101)               -
                                                    --------         --------
                                                    $212,014         $145,639
                                                    ========         ========

(3)  Long-term debt is summarized as follows:

                                                    April 3,        October 3,
                                                      1994             1993
                                                   ----------       ----------
                                                     (In thousands of dollars)
    Senior notes - $50,000,000 Series A at
      8.35% and $20,000,000 Series B at
      7.15% with final maturity 2002...........     $ 70,000         $ 70,000
    Long-term debt supported by revolving
      credit facilities with banks.............       20,000           20,000
    Notes payable to bank from 1996 to 1998
      related to ESOP trust with interest at
      85% or 86% of LIBOR......................       15,500           15,500
    Variable rate industrial revenue bonds.....       28,000           28,000
    Present value of non-compete agreements
      related to the purchase of King
      Packaging, payable monthly from 1993 to
      1998, discounted at 5%...................        7,061            7,808
    Other long-term debt.......................        2,729            3,191
                                                    --------         --------
                                                     143,290          144,499

    Less - Current portion.....................       (2,031)          (2,421)
                                                    --------         --------
                                                    $141,259         $142,078
                                                    ========         ========

     The Company has entered into "Interest Rate Exchange Agreements," more commonly called "interest rate swaps," which fixed the rate on $50,000,000 of the Company's debt for a period of approximately three years at an average fixed rate of 8.57%. The Company has also entered into an interest rate swap agreement on a principal amount of $50,000,000 whereby the Company receives a fixed rate and pays the counter-parties a floating rate based on 6-month LIBOR. The remaining maturity on this swap is approximately 1 1/2 years. The purpose of this transaction was to achieve a lower

Page 6 of 11 pages
     effective interest rate on the Company's senior notes. Cash interest payments during the first six months of fiscal 1994 and 1993 amounted to $6,671,000 and $4,296,000, respectively.

(4) Cash tax payments during the first six months of fiscal 1994 and 1993 amounted to $6,376,000 and $11,743,000 respectively.

(5)  Change in accounting principle:

     The Company prospectively adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective September 28, 1992, the first day of the fiscal year ended October 3, 1993. The cumulative effect of this accounting change was a credit to net income of $600,000.

(6) Earnings per share for fiscal 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks and the 26 weeks ended April 3, 1994. Earnings per share for fiscal 1993 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks ended April 4, 1993 and 26,251,933 for the 27 weeks then ended.

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





Page 7 of 11 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS - APRIL 3, 1994

FINANCIAL POSITION:

        Stockholders' equity decreased during the first six months of fiscal 1994 from $194,714,000 to $191,543,000. Equity decreased as a result of earnings of $3,270,000 offset by dividends of $7,084,000 and increased by a $643,000 reduction of the note receivable from the employee stock ownership trust. Long-term debt decreased since year-end by $819,000 due to principal repayments. Cash and cash equivalents increased $1,954,000 for the first six months of this year compared to a decrease of cash and cash equivalents of $1,208,000 for the related period last year. Non-cash working capital decreased $860,000 since year-end. Cash was used primarily for capital improvements and payment of dividends. Changes in working capital include an increase in inventory levels partially offset by increases in income taxes accrued and other accrued expenses, and a decrease in accounts receivable.

        The Company's investment in working capital at the end of the second quarter of fiscal 1994 is 13% lower than at the end of the second quarter in the prior fiscal year. This reduction is the result of an aggressive program aimed at minimizing the Company's investment in working capital. Inventories at the cane refineries are down 10% from the same period last year. Inventories at all other subsidiaries increased, largely as a result of the acquisition of King Packaging Company in July, 1993.

        At the end of the second quarter, the Company had $145,000,000 in revolving credit facilities of which $20,000,000 was outstanding as long-term debt and $32,900,000 was outstanding for working capital requirements and included in short-term borrowings. The remaining available balance of $92,100,000 is intended to meet working capital requirements. These facilities are committed until September, 1996, with an option to extend the agreement through September, 1998.

        Fixed asset additions during the first six months of 1994 were $13,193,000. Of this amount, the Company spent $8,221,000 at the cane refineries and raw sugar mill including expenditures for improvements in process equipment, storage facilities, and computer systems; $2,399,000 on projects at the beet refineries and the beet molasses desugarization facility; and $2,573,000 at the Foodservice facilities. Total fixed asset additions in fiscal 1994 are expected to approximate $20,000,000 with expenditures being concentrated on cost saving or expansion projects which are expected to benefit the Company through increased efficiency and expanded operational capabilities.

RESULTS OF OPERATIONS:

        Net income for the first six months of fiscal 1994 was $3,270,000, or $.12 per share, compared to $12,870,000, or $.49 per share, for the first six months of fiscal 1993. Net income (loss) for the second quarter of fiscal 1994 was ($271,000), or ($.01) per share compared to $2,654,000 or $.10 per share for the second quarter of fiscal 1993. Income before change in accounting principle for the first six months of fiscal 1993 was $12,270,000, or $.47 per share. Results of operations for the first six months of fiscal 1993 reflect the cumulative effect of change in accounting principle of $600,000 for the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.


Page 8 of 11 pages

        Net sales for the first six months of fiscal 1994 were $527,191,000 compared to $559,788,000 for the same period of fiscal 1993. Sales dollars were down 6% for the first six months of fiscal 1994 compared to the same period of fiscal 1993 and were down 3% in the second quarter of fiscal 1994 compared to the same quarter of fiscal 1993. The main reason for the sales decrease was lower average sugar sales prices. Refined sugar sales volumes were nearly equal to prior year levels in the second quarter.

        Operating earnings for the six months of fiscal 1994 were lower than in fiscal 1993 in all operations except for Raceland Sugars, which was flat. Compared to the second quarter of fiscal 1993, average sugar sales prices decreased 4% and raw sugar prices increased 4% causing the loss in this quarter.

        The principal reason for the large decline in earnings was several years of large or record national beet sugar crops. The effect of this much additional refined sugar on the market last year was refined beet sugar selling at approximately the same price as raw cane sugar. Much of this sugar was contracted forward into this year, so last year's low levels are continuing to impact profitability negatively, particularly at the cane refineries.

        Last year, marketing allocations were imposed in the third calendar quarter. This reduced the supply of beet sugar, and spot refined prices rose. However, marketing allocations were not continued in the fourth calendar quarter, so the excess beet sugar rolled into this year and has been depressing prices this year and, thus, profits. If this continues, we feel that several beet sugar companies may forfeit sugar under government loan. Congress, in the 1990 Farm Bill, mandated that the U.S. Department of Agriculture (USDA) run a no-cost sugar support program. In order to do this, it is likely that the USDA will have to impose marketing allotments in order to raise the price enough to avoid forfeitures, thus returning sugar prices to more normal levels.

        Michigan Sugar completed an excellent processing campaign in Michigan in fiscal 1994, but the Great Lakes facility in Ohio had a very short processing campaign because a drought caused the crop to be sharply lower than in prior years. Profits at Michigan Sugar are down 29% in the first six months of this year from last year because of lower sugar prices, lower by-product prices, and lower profits at Great Lakes.

        Dixie Crystals(R) Foodservice had a good quarter in several respects, but it reported 32% lower profits in the first six months of this year from last year because of lower sugar sales prices and higher sugar cost. However, manufacturing costs decreased as a result of a cost reduction program, and King Packaging reported strong profits for the quarter.

        Selling, general and administrative expenses increased 6% in the first half of 1994 compared to the prior year partially because the prior year expenses were offset by the proceeds of a company owned life insurance policy.

        Competitive conditions in the first several months of every calendar year are always intense because the beet sugar industry is in

Page 9 of 11 pages
full production at that time. Sugar supply is therefore high while sugar consumption is at a seasonal low. Coupled with the increasing size of the beet sugar crops, this activity has negatively impacted profits. If the USDA is required to impose marketing restrictions, as anticipated, the outlook for the remaining quarters is for improved profitability as sugar prices return to more normal levels.




                          PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        At the Annual Meeting of Stockholders held on February 17, 1994 in Savannah, Georgia, 23,172,072 shares, representing 88.31% of the 26,238,196 total eligible shares outstanding, were voted in person or by proxy. The Directors proposed in the proxy material were elected to serve three-year terms by the vote shown below:

                             Outstanding Shares Voted For          Abstain
                             ----------------------------  -------------------------
                              Number        % of Eligible   Number     % of Eligible
                             of Votes           Votes      of Votes        Votes
                             --------       -------------  --------    -------------
   Lee B. Durham, Jr.        23,008,728         87.69      163,344          .62
   George Fawcett            22,992,515         87.63      179,557          .68
   Ernest Flegenheimer       22,993,811         87.63      178,261          .68
   Robert L. Harrison        22,973,944         87.56      198,128          .76

        Other Directors whose term of office continued after the meeting were Dale C. Critz, Arthur M. Gignilliat, Jr., William W. Sprague, Jr., Arnold Tenenbaum, W. Waldo Bradley, John D. Carswell, F. Sprague Exley, William W. Sprague, III, and Hugh M. Tarbutton.

        The appointment of Price Waterhouse as independent public accountants was approved. The vote was as follows:

    Outstanding Shares Voted For           Against                   Abstain
    ----------------------------   -----------------------   -----------------------
     Number        % of Eligible    Number   % of Eligible    Number   % of Eligible
    of Votes           Votes       of Votes      Votes       of Votes      Votes
    --------       -------------   --------  -------------   --------  -------------
    22,107,006          84.26      986,679        3.76       78,387         .30


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits, not applicable.

        (b)  Reports on Form 8-K, not applicable.





Page 10 of 11 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SAVANNAH FOODS & INDUSTRIES, INC.



                                       BY: /S/ John M. Tatum
                                           -----------------------------
                                           JOHN M. TATUM
DATE:  MAY 16, 1994                        SECRETARY




                                       BY: /S/ W. R. Steinhauer
                                           -----------------------------
                                           W. R. STEINHAUER
                                           SENIOR VICE PRESIDENT -
DATE:  MAY 12, 1994                        FINANCE & ADMINISTRATION





Page 11 of 11 pages