Form 10-Q
period 1994-07-03
SAVANNAH FOODS & INDUSTRIES INC
filed 1994-08-17
CIK 86941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   July 3, 1994
                                         --------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _________________

         Commission file number   1-11420
                                -------------

                       SAVANNAH FOODS & INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


             Delaware                                   58-1089367
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    P. O. Box 339, Savannah, Georgia                       31402
- - - ------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261
                                                        ----------------

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

As of July 3, 1994, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.



Page 1 of 11 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            July 3, 1994 and October 3, 1993                   3

          Consolidated Statements of Operations
            for the 13 weeks ended July 3, 1994 and
            July 4, 1993, the 39 weeks ended
            July 3, 1994 and the 40 weeks ended
            July 4, 1993                                       4

          Consolidated Statements of Cash Flows
            for the 39 weeks ended July 3, 1994
            and the 40 weeks ended July 4, 1993                5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11




Page 2 of 11 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
            (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                       July 3,     October 3,
                                                        1994          1993
                                                     ----------    ----------
Assets
- - - ------
Current assets:
  Cash and cash equivalents                           $ 10,592     $  7,481
  Accounts receivable                                   63,976       87,030
  Inventories (net of LIFO reserve of $9,228
    in 1994 and $9,011 in 1993) (Note 2)               174,431      145,639
  Other current assets                                  14,124       29,840
                                                      --------     --------
      Total current assets                             263,123      269,990
Property, plant and equipment (net of accumulated
  depreciation of $177,238 in 1994 and
  $159,111 in 1993)                                    244,333      249,047
Other assets                                            46,271       48,815
                                                      --------     --------
                                                      $553,727     $567,852
                                                      ========     ========
Liabilities and Stockholders' Equity
- - - ------------------------------------

Current liabilities:
  Short-term borrowings                               $ 15,000     $ 26,300
  Current portion of long-term debt (Note 3)             1,719        2,421
  Trade accounts payable                                96,450      106,410
  Income taxes accrued                                       -            -
  Accrued expenses related to beet operations           13,817            -
  Other liabilities and accrued expenses                19,195       19,629
                                                      --------     --------
      Total current liabilities                        146,181      154,760
                                                      --------     --------
Long-term debt (Note 3)                                140,616      142,078
                                                      --------     --------
Deferred income taxes                                    3,361        3,951
                                                      --------     --------
Deferred employee benefits                              75,335       72,349
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    203,368      210,491
  Minimum pension liability adjustment                  (9,453)      (9,453)
                                                      --------     --------
                                                       223,470      230,593
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                3,961        4,604
                                                      --------     --------
      Total stockholders' equity                       188,234      194,714
                                                      --------     --------
Commitments and contingencies (Note 8)                       -            -
                                                      --------     --------
                                                      $553,727     $567,852
                                                      ========     ========

  (The accompanying notes are an integral part of the financial statements.)



Page 3 of 11 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
            (In thousands of dollars except for per share amounts)
                                  (Unaudited)

                                                       For the 39  For the 40
                             For the 13 Weeks Ended    Weeks Ended Weeks Ended
                             ----------------------    ----------- -----------
                             July 3,       July 4,      July 3,       July 4,
                              1994          1993         1994          1993
                             ----------  ----------    ----------- -----------
Net sales                    $272,891      $270,979    $800,082       $830,767
                             --------      --------    --------       --------
Operating expenses:
 Cost of sales and
   operating expenses         249,764       244,937     723,668        744,758
 Selling, general and
   administrative expenses     12,471        14,087      40,994         40,881
 Depreciation and
   amortization                 7,459         6,638      22,293         18,959
                             --------      --------    --------       --------
                              269,694       265,662     786,955        804,598
                             --------      --------    --------       --------

Income from operations          3,197         5,317      13,127         26,169
                             --------      --------    --------       --------

Other income and expenses:
 Interest and other
   investment income              330           390       1,771          1,677
 Interest expense              (3,289)       (3,461)    (10,040)        (9,791)
 Other                            141            60         381          1,699
                             --------      --------    --------       --------
                               (2,818)       (3,011)     (7,888)        (6,415)
                             --------      --------    --------       --------

Income before income
  taxes and change in
  accounting principle            379         2,306       5,239         19,754
Provision for
  income taxes (Note 4)          (146)         (816)     (1,736)        (5,994)
                             --------      --------    --------       --------
  Income before change
  in accounting principle         233         1,490       3,503         13,760
Cumulative effect of
  change in accounting
  principle (Note 5)                -             -           -            600
                             --------      --------    --------       --------
Net income                   $    233      $  1,490    $  3,503       $ 14,360
                             ========      ========    ========       ========
Income per weighted
  average share
  outstanding (Note 6):
 Income before change in
   accounting principle      $    .01      $    .06    $    .13       $    .53
 Cumulative effect of
   change in
   accounting principle             -             -           -            .02
                             --------      --------    --------       --------
 Net income                  $    .01      $    .06    $    .13       $    .55
                             ========      ========    ========       ========

Dividends                    $   .135      $   .135    $   .405       $   .405
                             ========      ========    ========       ========


  (The accompanying notes are an integral part of the financial statements.)



Page 4 of 11 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the 39      For the 40
                                                  Weeks Ended     Weeks Ended
                                                  -----------     -----------
                                                    July 3,         July 4,
                                                     1994            1993
                                                  -----------     -----------
                                                   (In thousands of dollars)
Cash flows from operations:
  Net income                                         $ 3,503       $14,360
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                     22,293        18,959
    Cumulative effect of change in
     accounting principle                                  -          (600)
    Provision for deferred income taxes               (4,881)       (3,683)
    Other                                                  -           330
    Working capital changes affecting cash
      provided by operations -
      Accounts receivable                             22,654        10,920
      Inventories                                    (28,792)      (49,652)
      Other current assets                            20,597       (17,954)
      Trade accounts payable                          (9,960)       10,762
      Income taxes accrued                                 -         1,955
      Accrued expenses related to beet operations     13,817        10,334
      Other liabilities and accrued expenses             609        (4,226)
                                                     -------       -------
Cash provided by (used for) operations                39,840        (8,495)
                                                     -------       -------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                        (17,314)      (34,382)
  Decrease in investments of unexpended IDB
    funds included in other assets                     3,681             -
  Acquisition of long-term investments                     -        (5,491)
  Other                                                  967            85
                                                     -------       -------
Cash used for investing activities                   (12,666)      (39,788)
                                                     -------       -------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings       (11,300)       40,166
  Increase in long-term debt                               -        70,300
  Payments on long-term debt                          (2,164)      (51,300)
  Dividends paid to stockholders                     (10,626)      (14,047)
  Treasury stock repurchases                               -          (977)
  Other                                                   27           658
                                                     -------       -------
Cash provided by (used for) financing activities     (24,063)       44,800
                                                     -------       -------
Cash flows for period                                  3,111        (3,483)
Cash and cash equivalents, beginning of
  period                                               7,481         9,897
                                                     -------       -------
Cash and cash equivalents, end of
  period                                             $10,592       $ 6,414
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

(2) A summary of inventories by class is as follows:


                                                     July 3,        October 3,
                                                      1994            1993
                                                   ----------       ----------
                                                    (In thousands of dollars)

    Raw materials and work-in-process..........     $ 81,706         $ 76,802
    Packaging materials, parts and supplies....       26,086           26,002
    Finished goods.............................       66,639           42,835
    Costs related to future
      inventory purchases......................            -                -
                                                    --------         --------
                                                    $174,431         $145,639
                                                    ========         ========

(3) Long-term debt is summarized as follows:


                                                     July 3,        October 3,
                                                      1994             1993
                                                   ----------       ----------
                                                    (In thousands of dollars)

    Senior notes - $50,000,000 Series A at
      8.35% and $20,000,000 Series B at
      7.15% with final maturity 2002...........     $ 70,000         $ 70,000
    Long-term debt supported by revolving
      credit facilities with banks.............       20,000           20,000
    Notes payable to bank from 1996 to 1998
      related to ESOP trust with interest at
      85% or 86% of LIBOR......................       15,500           15,500
    Variable rate industrial revenue bonds.....       28,000           28,000
    Present value of non-compete agreements
      related to the purchase of King
      Packaging, payable monthly from 1993 to
      1998, discounted at 5%...................        6,687            7,808
    Other long-term debt.......................        2,148            3,191
                                                    --------         --------
                                                     142,335          144,499

    Less - Current portion.....................       (1,719)          (2,421)
                                                    --------         --------
                                                    $140,616         $142,078
                                                    ========         ========

The Company has entered into "Interest Rate Exchange Agreements," more commonly called "interest rate swaps," which fixed the rate on $50,000,000 of the Company's debt for a period of approximately three years at an average fixed rate of 8.57%. The Company has also entered into an interest rate swap agreement on a principal amount of $50,000,000 whereby the Company receives a fixed rate and pays the counter-parties a floating rate based on 6-month
LIBOR. The remaining maturity on this swap is approximately 1 1/4 years. The purpose of this transaction was to achieve a lower


Page 6 of 11 pages
effective interest rate on the Company's senior notes. Cash interest payments during the first nine months of fiscal 1994 and 1993 amounted to $11,255,000 and $8,285,000, respectively.

(4) Cash tax payments during the first nine months of fiscal 1994 and 1993 amounted to $6,582,000 and $12,255,000 respectively.

(5) Change in accounting principle:

    The Company prospectively adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective September 28, 1992, the first day of the fiscal year ended October 3, 1993. The cumulative effect of this accounting change was a credit to net income of $600,000.

(6) Earnings per share for fiscal 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks and the 39 weeks ended July 3, 1994. Earnings per share for fiscal 1993 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks ended July 4, 1993 and 26,247,469 for the 40 weeks then ended.

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

    In May 1992, the United States Customs Service (Customs) issued a bill to the Company for approximately $7,500,000 seeking reimbursement for certain drawback claims filed by the Company with customs during the period 1984 through 1988. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during these years are technically and/or substantively deficient, and that the Company therefore is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and is vigorously protesting the decision of Customs. While it is not certain how long the protest (administrative appeal) process will take, based upon the facts known to the Company at this time, the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

    In July of 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. Discovery in this case has been completed, and based upon the information obtained, the Company has determined that NUS is seeking approximately $4,000,000 inclusive of prejudgment interest from the Company. The Company intends to defend the action vigorously and strongly contends that no amounts are due to NUS. The ultimate resolution of this matter is not expected to have a material effect on the Company's financial position or results of operations.




Page 7 of 11 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS - JULY 3, 1994

FINANCIAL POSITION:

    Stockholders' equity decreased during the first nine months of fiscal 1994 from $194,714,000 to $188,234,000. Equity decreased as a result of earnings of $3,503,000 offset by dividends of $10,626,000 and increased by a $643,000 reduction of the note receivable from the employee stock ownership trust. Long-term debt decreased since year-end by $1,462,000 due to principal repayments. Cash and cash equivalents increased $3,111,000 for the first nine months of this year compared to a decrease in cash and cash equivalents of $3,483,000 for the related period last year. Cash was used primarily for capital improvements, dividends and repayment of short-term debt. Changes in working capital include an increase in inventory levels offset by decreases in accounts receivable and other current assets.

    The Company's investment in working capital at the end of the third quarter of fiscal 1994 is 7% lower than at the end of the third quarter in the prior fiscal year. This reduction is the result of an aggressive program aimed at minimizing the Company's investment in working capital. Inventories are down 6% at the cane refineries and down 12% at Michigan Sugar compared to the same period last year.

    At the end of the third quarter, the Company had $145,000,000 in revolving credit facilities of which $20,000,000 was outstanding as long- term debt and $15,000,000 was outstanding for working capital requirements and included in short-term borrowings. The remaining available balance of $110,000,000 is intended to meet working capital requirements. These facilities are committed until September, 1996, with an option to extend the agreement through September, 1998.

    Fixed asset additions during the first nine months of 1994 were $17,314,000. Of this amount, the Company spent $10,675,000 at the cane refineries and raw sugar mill including expenditures for improvements in process equipment, storage facilities and information systems; $3,199,000 on projects at the beet refineries and molasses desugarization facility; and $3,440,000 at the Foodservice facilities. Total fixed asset additions in fiscal 1994 are expected to approximate $20,000,000 with expenditures being concentrated on cost saving or expansion projects which are expected to benefit the Company through increased efficiency and expanded operational capabilities.

RESULTS OF OPERATIONS:

    Net income for the nine months ended July 3, 1994 was $3,503,000, or $.13 per share, on sales of $800,082,000, compared to $14,360,000, or $.55 per share, on sales of $830,767,000 for the comparable period of fiscal 1993. Results of operations for the first nine months of fiscal 1993 reflect the cumulative effect of change in accounting principle of $600,000 for the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Net income for the third quarter of fiscal 1994 was $233,000, or $.01 per share, on sales of $272,891,000, compared to net income of $1,490,000, or $.06 per share, on sales of $270,979,000 for the comparable quarter in 1993.



Page 8 of 11 pages

    The U. S. Department of Agriculture (USDA) announced its intention not to impose marketing allotments on July 1 in spite of written notice that a sugar company would forfeit sugar to it under the current sugar program. The current Farm Bill mandates that the sugar program operate at no cost, and provides for marketing allotments as a method to achieve that goal. By not imposing allotments and thereby incurring cost by acquiring forfeited sugar, the Company believes that the USDA is in violation of the no-cost provision. The Company and others in the industry are pursuing several avenues to ensure that the rules of the Farm Bill are followed.

    Sales dollars for the third fiscal quarter were up 1% from the same quarter last year. Domestic sugar sales volume was up 1.2% to date compared to last year. Profit margins for the quarter were down over 30% compared to the third fiscal quarter of last year because a 1% increase in refined sugar prices was more than offset by a 4% increase in raw sugar prices.

    The cane refineries reported improved productivity, with a 1% increase in production this quarter compared to the same quarter last year. This productivity increase will help profitability when refining margins return to normal.

    As mentioned in the second quarter report, Michigan Sugar had an excellent processing campaign in Michigan in fiscal 1994, but the Great Lakes facility in Ohio had a short campaign due to a drought. Profits at Michigan Sugar are down because of lower sugar prices, lower by-product prices and lower profits at Great Lakes.

    Dixie Crystals(R) Foodservice reported 42% lower operating income the first nine months of this fiscal year compared to last year due to lower refined sugar prices and higher sugar cost. However, manufacturing costs decreased as a result of continued investment in cost reduction programs.

    Raceland Sugars operating income for the current year is 4% higher than last year on a 4% smaller crop. The increase in income is due to a 4% higher net sales price for raw sugar and higher by-product sales prices in the current year.

    Selling, general and administrative expenses decreased 11% this quarter compared to the same quarter last year, and were almost flat for the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993.

    The primary problem in the industry is excess sugar produced from several consecutive large or record sugar beet crops. Beet sugar continues to grow as a percentage of the total sugar supply in the U.S. Historically, refined sugar from cane represented over 70% of the sugar industry. At that time, refined sugar prices moved in direct relationship with raw sugar prices because cane refiners had similar economics. Since 1980, the substitution of High Fructose Corn Syrup for sugar and other factors have caused 30% of the cane refining industry to cease operation. At the same time, the beet side of the industry has expanded such that beet refined sugar deliveries are almost 50% of total sugar deliveries today.



Page 9 of 11 pages

    The result of this shift in the industry is that refined sugar prices now move in relationship to the size of the sugar beet crop. When the beet crop is large, refined sugar prices are lower, and, conversely, when the beet crop is less, refined prices are higher. This year and last, refined sugar prices have at times been close to the price of raw sugar.

    To avoid sugar forfeitures and to comply with the no-cost provisions of the current Farm Bill, the USDA imposed marketing allocations in July 1993. This reduced the beet sugar supply and raised refined sugar prices. However, because marketing allotments were not continued in the current crop year, the unsold sugar from the 1993 crop increased the effective size of the current crop, depressing sales prices this year.

    The USDA announced on August 8, 1994 a quota level of 1,458,000 short tons for the period from August 1, 1994 to September 30, 1995. This announcement is expected to result in greater sugar imports before September 30, 1994, and during fiscal year 1995, thereby lowering raw sugar prices.

    The Company completed the agreements with its Mexican partners this quarter. The agreements are to jointly market sugar in Mexico, as well as to provide technical assistance. The Company and its partners are currently installing packaging facilities in Guadalajara and Monterey which are expected to be fully operational by October 1994. Little immediate impact is expected on net income, but the joint ventures are expected to contribute to net income in the future.

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



                              SAVANNAH FOODS & INDUSTRIES, INC.



                              BY: /S/ John M. Tatum
                                  -------------------------------
                                  JOHN M. TATUM
DATE:  AUGUST 17, 1994            SECRETARY




                              BY: /S/ W. R. Steinhauer
                                  -------------------------------
                                  W. R. STEINHAUER
                                  SENIOR VICE PRESIDENT -
DATE:  AUGUST 17, 1994            FINANCE & ADMINISTRATION





Page 11 of 11 pages