Form 10-K/A
period 1993-10-03
SAVANNAH FOODS & INDUSTRIES INC
filed 1994-09-26
CIK 86941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

(Mark one)

( )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_____________________________________________________
                                                  or

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from    January 4, 1993     to    October 3, 1993
                              ------------------------  -----------------------

Commission file number    1-11420
                      ---------------------------------------------------------

                      SAVANNAH FOODS & INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Delaware                                        58-1089367
    -------------------------------                         -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          identification No.)

         P. O. Box 339, Savannah, Georgia                   31402
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (912) 234-1261

Securities registered pursuant to Section 12(b) of the Act:

                                     None
- -------------------------------------------------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock - Par Value: $.25 per share
- -------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At November 30, 1993, there were 26,238,196 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 30, 1993 was $350,935,872.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 17, 1994 are incorporated by reference in Part III hereof.

The exhibit index is located on page 45 of this filing.

Page 1 of 64 pages.

                                     PART I
                                     ------
Item 1.   Business
- ------------------

         Savannah Foods & Industries, Inc. (the "Registrant" or "Company") was incorporated in Delaware on February 19, 1969, as the successor to Savannah Sugar Refining Corporation, which was originally incorporated in New York in 1916.

         Registrant and its subsidiaries collectively comprise one business segment and are engaged in the production, marketing, and distribution of food products, primarily refined sugar.

         The Savannah Sugar Refinery Division of Registrant is engaged in the refining and marketing of sugar and sugar products (including blends with corn syrups) and liquid animal feeds, produced at its refinery located on the Savannah River approximately five miles north of the city of Savannah in the community of Port Wentworth, Georgia. A complete line of bulk, packaged, and liquid sugars is marketed under the trade name DIXIE CRYSTALS(R). The primary marketing area for the distribution of these products comprises the states of Alabama, Florida, Georgia, Kentucky, Tennessee, Virginia, North Carolina, and South Carolina, with the Registrant's grocery and industrial sugars now being widely distributed into other states generally east of the Mississippi and south of New England. Packaged sugars are also sold under customers' private brand labels or under Registrant's controlled labels other than DIXIE CRYSTALS(R). These products are marketed primarily in the distribution area outlined above and also in other states, both by means of direct sales and through brokers. Registrant also operates a bulk transfer and melt station in Ludlow, Kentucky for distributing bulk and liquid sugar to customers in the Midwest and Northeast.

         Molasses and liquid animal feeds are sold directly to the customers, and in order to provide customers a full line of sweeteners, Registrant also acts in the capacity of a jobber of high fructose corn sweeteners.

         Registrant's wholly-owned subsidiary, Everglades Sugar Refinery, Inc.
(ESRI), was formed by Registrant and began operations in 1964. ESRI produces bulk, liquid (including corn syrup blends), and a limited line of packaged sugars under the brand names EVERCANE(R) and DIXIE CRYSTALS(R). Grocery sugars are marketed both directly and through brokers in the state of Florida. Industrial sugars are marketed throughout the East and Midwest.

         In 1984, the Company purchased 100% of the outstanding stock of Michigan Sugar Company, which is engaged in the processing of sugar beets into refined sugar and the production of beet pulp and molasses. The primary market for the refined sugar is in the state of Michigan; however, sales are also made in the midwestern and eastern parts of the United States. Sales of sugar are usually made through brokers, but direct sales are also made. Sales of sugar are made under the PIONEER(R) brand name, although private labels are also packed for the consumer trade. Most of the beet pulp is pelletized and sold for export. The balance is sold in the domestic market. The majority of the molasses is sold to Registrant's beet molasses desugarization facility for further processing to recover additional sugar. An additional beet plant and storage facility was purchased by Registrant's subsidiary, Michigan Sugar Company, in April 1985. Michigan Sugar formed a wholly- owned subsidiary, Great Lakes Sugar Company, to operate the plant and storage facility. The beet sugar plant is located at Fremont, Ohio, and a related refined sugar storage facility is at Findlay, Ohio. The refined sugar is sold under the PIONEER(R) brand name and a number of private labels.

         On December 30, 1986, Registrant purchased substantially all of the assets and assumed certain of the liabilities of Colonial Sugars, Inc. Among the assets thus acquired were two cane sugar refineries located in Gramercy, Louisiana, and St. Louis, Missouri. The St. Louis refinery was subsequently operated in a more limited capacity as a melt and transfer facility, and in 1992 was transferred from Colonial Sugars, Inc. to the Registrant. The Colonial acquisition added about 50% to the Registrant's existing cane sugar refining capacity. Colonial is engaged in the refining and marketing of sugar, sugar products (including blends), and by-products of the sugar refining process. It makes a complete line of bulk, packaged, and liquid sugars under the tradename COLONIAL(R). The primary marketing area for the distribution of these products includes Texas and Louisiana as well as 18 other states east of the Mississippi River. Industrial and packaged private label sugars are sold in the states mentioned and also in other states, both by means of direct sales and sales through brokers.

         DIXIE CRYSTALS(R) Foodservice, Inc. produces and markets a line of sugar envelopes and portion control items consisting of individual servings of salt, pepper, non-dairy creamer, etc., under the trade names DIXIE CRYSTALS(R) and PIONEER(R), and under various private labels. Foodservice also markets a saccharin-based sweetener under the name of SWEET THING(R) and an aspartame-based sweetener under the name of SWEET THING II(R).

         During 1992, Transales Corporation, a wholly-owned subsidiary of the Registrant engaged in public warehousing in Savannah, Georgia, ceased operations and the Foodservice Division began moving its operations from the Savannah Sugar Refinery to the former Transales warehouse to increase efficiency. The relocation was completed in 1993. Along with this move, the Foodservice Division in Savannah was merged into the Registrant's wholly-owned subsidiary, Savannah Foodservice, Inc. In October 1992, the

Foodservice Division sold its Miami, Florida wet-pack operations and moved the sugar portion control operations to the new facility in Savannah.

         In 1985, Registrant incorporated a wholly-owned subsidiary, Savannah Foodservice, Inc. located in Jackson, Michigan to produce a line of sugar envelopes and portion control items for the midwestern and northeastern markets. During 1991, Savannah Foodservice, Inc. ceased its operations in Jackson, Michigan and transferred its production assets to Perrysburg, Ohio.

         In 1989, Registrant purchased substantially all of the assets and assumed certain liabilities of International Automated Machines, Inc. (IAM), a manufacturer of portion control products located in Perrysburg, Ohio. Subsequent to the purchase, Registrant formed a wholly-owned subsidiary under the same name to conduct the IAM business. IAM's sales complement the other Foodservice locations' product lines and enable the Registrant to better serve its customers in the Midwest and Northeast.

         In 1991, the Registrant merged its wholly-owned subsidiaries, Savannah Foodservice, Inc. and International Automated Machines, Inc., into its wholly-owned subsidiary, Savannah Foodservice of Florida, Inc. Subsequently, the Registrant changed the name of the successor wholly- owned subsidiary to Savannah Foodservice, Inc. In October 1993, the Registrant changed the name of its wholly-owned subsidiary Savannah Foodservice, Inc., to DIXIE CRYSTALS(R) Foodservice, Inc. Also in 1991, Savannah Foodservice, Inc., now DIXIE CRYSTALS(R) Foodservice, Inc., opened an additional operation in Visalia, California to produce a line of sugar envelopes and other portion control items to serve its customers in the West as well as to better serve national customers. DIXIE CRYSTALS(R) Foodservice's locations enable the Registrant to serve its customers throughout the United States.

         During 1989, Registrant purchased substantially all of the assets of Phoenix Packaging Corporation located in Union City, Indiana. Phoenix primarily packages powdered and brown sugars and gives Registrant needed additional capacity for these product lines.

         On October 4, 1991, Registrant purchased certain assets and assumed certain liabilities of South Coast Sugars, Inc. in the name of Raceland Sugars, Inc., a wholly-owned subsidiary of Registrant. Among the assets acquired were a raw sugar mill and assets for growing and supplying sugar cane to the mill. Raceland Sugars, Inc. is engaged in the business of producing raw sugar which is currently marketed in the Louisiana area. Additionally, the by-products, molasses and bagasse, are currently sold in the domestic market.

         On July 7, 1993, Registrant through its wholly-owned subsidiary DIXIE CRYSTALS(R) Foodservice, Inc., purchased 100% of the stock of King Packaging Company, Inc., located in Bremen, Georgia. King packs custom made meal kits for the foodservice industry and provides complimentary products to the portion control products manufactured at Registrant's other foodservice locations.

         Registrant and United States Sugar Corporation (USSC) have, for years, cooperated in performing research and development to develop technology that might be profitably utilized in producing industrial alcohol or sweeteners. During 1991, Registrant and USSC developed a process to utilize patented technology to produce high fructose syrup from blackstrap cane molasses. Due to a decline in the price for high fructose sweeteners, the Registrant has postponed building a facility to produce high fructose syrup using this process.

         Food Carrier, Inc., a wholly-owned subsidiary of Registrant formed in 1974, operates under interstate and intrastate motor carrier authority transporting sugar products and general commodities.

         Savannah Investment Company is a wholly-owned subsidiary which is domiciled in and operates from facilities in the state of Delaware. This corporation began operations in 1986. The Registrant performs much of its investing activities through this subsidiary.

         Parent and Subsidiaries. The following list presents the relationship
         ------------------------
of Registrant to its subsidiaries at October 3, 1993:

         (a) *Michigan Sugar Company, a Michigan corporation, wholly-owned subsidiary.

         (b) *Great Lakes Sugar Company, an Ohio corporation, wholly-owned subsidiary of Michigan Sugar Company.

         (c) *Everglades Sugar Refinery, Inc., a Florida corporation, wholly-owned subsidiary.

         (d) *Food Carrier, Inc., a Georgia corporation, wholly-owned subsidiary.

         (e) *Dixie Crystals(R) Foodservice, Inc., a Delaware corporation, wholly-owned subsidiary.

         (f) *Biomass Corporation, a Delaware corporation, wholly-owned subsidiary.

         (g) *Colonial Sugars, Inc., a Delaware corporation, wholly-owned subsidiary.

         (h) *Savannah Sugar Refining Corporation, a Georgia corporation, wholly-owned subsidiary.

         (i) *Raceland Sugars, Inc., a Delaware corporation, wholly-owned subsidiary.

         (j) *Chatham Sugar Company, a Delaware corporation, wholly-owned subsidiary.

         (k) *South Coast Sugars, Inc., a Delaware corporation, wholly-owned subsidiary.

         (l) *Phoenix Packaging Corporation, a Delaware corporation, wholly-owned subsidiary.

         (m) *Pioneer Trading Company, a Virgin Islands corporation, wholly-owned subsidiary of Michigan Sugar Company.

         (n) *Savannah Investment Company, a Delaware corporation, wholly-owned subsidiary.

         (o) *King Packaging Company, Inc., a Georgia corporation, wholly-owned subsidiary of DIXIE CRYSTALS(R)
                 Foodservice, Inc.

         *Indicates subsidiaries included in consolidated financial statements.

         The operations of Registrant and its wholly-owned subsidiaries, Everglades Sugar Refinery, Inc., Colonial Sugars, Inc., Michigan Sugar Company, Savannah Foodservice, Inc., and Raceland Sugars, Inc. comprise Registrant's only significant product line which consists of sugar products.

         Raw Materials.  A large quantity of the raw sugar for Registrant's
         --------------
Savannah Sugar Refinery Division, and all the raw sugar for Registrant's wholly-owned subsidiary, Everglades Sugar Refinery, Inc., is normally supplied by cane sugar producers in the state of Florida. A large quantity of the raw sugar for Registrant's subsidiary, Colonial Sugars, Inc., is normally supplied by cane sugar producers in the state of Louisiana. In the case of the Savannah Sugar Refinery Division and Colonial Sugars, Inc., the remaining raw sugar requirements are purchased on the open market, and consist of off-shore cargoes purchased directly and through raw sugar trade houses. Registrant uses the futures market as a hedging mechanism, as circumstances warrant.

         Michigan Sugar Company and its subsidiary, Great Lakes Sugar Company, process sugar beets under annual contracts from Michigan and Ohio farmers. The land around the processing plants of the company is well suited to growing sugar beets, and the company has not experienced difficulty in obtaining a sufficient quantity of beets to support successful operation of its plants. Under the contracts with the farmers, certain sales expenses and other non-processing expenses are first deducted from the proceeds of refined sugar, pulp, and molasses sales after which the balance is divided between the company and the farmers.

         Competition. All refined sugar phases of the business engaged in by
         ------------
Registrant and its subsidiaries are highly competitive, competing not only with other cane sugar refiners and beet sugar processors, but also with corn sweeteners, artificial sweeteners, and with resellers who purchase all of these sweeteners and compete aggressively with the producers to sell this purchased product. Competing cane sugar refineries are located in Louisiana, Maryland, New York, and Texas. Competing beet sugar processors are located in Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oregon, Texas, and Wyoming.

         Number of Employees.  At October 3, 1993, Registrant and its
         --------------------
subsidiaries had 2,244 full-time employees. In addition, Michigan Sugar Company, Great Lakes Sugar Company, and Raceland Sugars, Inc. employ a number of seasonal workers during the beet and cane processing campaigns.


Item 2.  Properties.
- --------------------

         Registrant owns 161.2 acres of land comprising its Port Wentworth (Savannah) refinery site. The refinery buildings include the refinery, a deep water dock and unloading facilities for receiving off-shore shipments of raw sugar and tankers containing cargoes of molasses, storage tanks, warehouse facilities, and motor carrier and liquid animal feed facilities. There are also three dwellings for housing supervisory personnel. In St. Louis, Missouri, Registrant owns a sugar melt and transfer facility and a small liquid sugar refinery which is currently not operating. The property has a frontage of 356 feet on the Mississippi River with its own dock, warehouse and necessary tank storage. Registrant also owns a small sugar melt and transfer facility in Ludlow, Kentucky and a beet molasses desugarization facility in Fremont, Ohio.

         The site of Everglades Sugar Refinery, Inc., in Clewiston, Florida, consists of 80 acres which are owned by this subsidiary. The facilities at this site include a refinery, motor carrier facilities, raw and refined sugar warehouses, and dwellings for the manager and assistant manager.

         Michigan Sugar Company owns and operates four processing plants in Michigan. They are located in Caro, Carrollton, Sebewaing, and Croswell and all have bulk storage facilities for refined sugar.

         Michigan's wholly-owned subsidiary, Great Lakes Sugar Company, owns and operates an additional beet processing plant and an additional storage facility in Fremont, Ohio. Great Lakes also owns an additional storage facility in Findlay, Ohio.

         Colonial Sugars, Inc., owns 981.69 acres in Gramercy, Louisiana, which borders on the east bank of the Mississippi River. Its facilities include the refinery buildings and docks for unloading raw sugar and for loading molasses and refined sugar. Also present at this location are storage tanks, warehouse facilities, and office space.

         DIXIE CRYSTALS(R) Foodservice, Inc. has four locations. The acreage and buildings at all locations are owned by DIXIE CRYSTALS(R) Foodservice, Inc., except for DIXIE CRYSTALS(R) Foodservice - Georgia, whose facility was partially financed by a $1,000,000 industrial revenue bond issue of the Savannah Port Authority. Title to the property is in the name of Savannah Port Authority which has leased it through Registrant to DIXIE CRYSTALS(R) Foodservice, Inc. under a lease term which coincides with the amortization of the industrial bond issue, at the end of which, Registrant or DIXIE CRYSTALS(R) Foodservice, Inc. will acquire the property for $10.00.

         DIXIE CRYSTALS(R) Foodservice is operated in a 300,000 sq. ft. facility on approximately 56 acres of land in Savannah, Georgia. DIXIE CRYSTALS(R) Foodservice - Ohio is operated in a 115,920 sq. ft. facility on approximately 20.05 acres of land in Perrysburg, Ohio. DIXIE CRYSTALS(R) Foodservice - California is operated in a 102,000 sq. ft. facility on 34.02 acres of land in Visalia, California. DIXIE CRYSTALS(R) Foodservice also owned a 38,000 sq. ft. building and approximately 3 acres of land in Jackson, Michigan which were sold in January 1993. This facility ceased operations in the second quarter of 1991. All machinery and equipment was either transferred to other locations or retired.

         King Packaging Company, Inc., owns and operates a packaging facility in Bremen, Georgia. The facilities on this 13.88 acre site include a 65,150 sq. ft. office, production and warehouse building and a 67,200 sq. ft. warehouse and loading facility.

         Phoenix Packaging Corporation is operated in its 15,075 sq. ft. facility located on 8.1 acres of land in Union City, Indiana, and leases a 10,360 sq. ft. private warehouse storage facility in

Union City, Ohio. In 1991, the subsidiary also began leasing a 5,000 sq. ft. private warehouse in Union City, Indiana to store additional packaging supplies.

         Registrant also owns Raceland Sugars, Inc. Raceland owns and operates a raw sugar mill in Raceland, Louisiana, situated on 171.481 acres of land. Registrant also owns 800 acres of land used as an impounding basin, 61.72 acres used as a pond site, and 15.66 acres of land used for harvesting operations. The facilities on the plant site include a receiving area for the sugar cane, the raw mill, raw sugar warehouse, storage tanks, office facility, and dwellings for housing mill personnel. In addition to its milling operations, Raceland produces and harvests sugar cane for use at its mill. These farming operations are done largely on leased land. In 1992, Raceland, in equal partnership with two non-affiliated companies, formed a partnership which purchased 3,325 acres of land in Louisiana. This land is leased to farmers who grow sugar cane for the partnership.

         Registrant also owns Chatham Sugar Corporation, an inactive sugar refinery located on approximately 110 acres in Belle Glade, Florida.

Item 3.  Legal Proceedings.
- ---------------------------

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         No matters were submitted to a vote of security holders during the last quarter of the nine-month period ended October 3, 1993.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
- ------------------------------------------------------------------------------

         The common stock of Registrant is traded on the New York Stock Exchange under the symbol "SFI". (Until October 14, 1992, it was traded in the over-the-counter market under the symbol "SVAN".) The following table sets forth for the periods indicated the range of high and low bids for the Company's common stock on the NASDAQ National Market System and the New York Stock Exchange. The bids set forth below do not include retail mark-ups, mark-downs, or commissions and the prices represent quotations between dealers and may not necessarily represent actual transactions. The information provided has been adjusted to the nearest 1/8 and was compiled from quotations furnished by the National Association of Securities

Dealers, Inc. and the New York Stock Exchange. Registrant has paid cash dividends on its common stock every year since 1924. The following information is for the nine-month period ended October 3, 1993, the twelve-month period ended January 3, 1993 and the twelve-month period ended December 29, 1991:

                Quarter                                             Dividends
                 Ended              High              Low             Paid
                --------          --------          -------         ---------
                03/31/91           $26.500          $21.000           $.120
                06/30/91            26.375           19.500            .120
                09/29/91            22.750           18.750            .120
                12/29/91            20.000           15.000            .130
                                                                      -----
                                                                      $.490
                                                                      =====

                03/29/92           $20.500          $16.250           $.130
                06/28/92            19.000           14.750            .130
                09/27/92            18.000           14.500            .130
                01/03/93            16.875           13.625            .135
                                                                      -----
                                                                      $.525
                                                                      =====

                04/04/93           $16.750          $13.500           $.135
                07/04/93            16.625           14.125            .135
                10/03/93            17.875           15.125            .135
                                                                      -----
                                                                      $.405
                                                                      =====

         As of September 10, 1993, the record date for Registrant's fourth fiscal quarter dividend to stockholders, the following indicates the number of holders of record of equity securities:

                 Title of Class            Number of Record Holders
                 --------------            ------------------------
                  Common Stock                      3,572

         In 1982, a Dividend Reinvestment Plan (the "Plan") was made available to holders of Registrant's common stock, which provides the opportunity for stockholders to reinvest their dividends in additional shares of stock automatically on a regular basis. Participation is entirely voluntary, and participants may also make optional cash payments to be used toward the purchase of additional shares. Wachovia Bank of North Carolina, N.A. acts as agent for the Plan. As of October 3, 1993, 1,502 stockholders were participants in the Plan, and during the nine-month period ended October 3, 1993, 27,457 shares were purchased through the Plan.

Item 6.  Selected Financial Data.
- ---------------------------------

         See following pages.

SAVANNAH FOODS & INDUSTRIES, INC.
SUMMARY OF OPERATIONS

(In thousands except for per share amounts and ratios)

The information shown below for the nine months ended October 3, 1993 and for the twelve months ended January 3, 1993, December 29, 1991, December 30, 1990 and December 31, 1989 has been summarized from audited financial statements. The information for the nine months ended September 27, 1992 has been summarized from the unaudited financial statements which are included for comparative purposes with the audited financial statements included in Item 8 of this document.

                                                For the Nine Months Ended                For the Twelve Months Ended
                                                --------------------------   -----------------------------------------------------
                                                October 3,   September 27,   January 3,   December 29,  December 30,  December 31,
                                                  1993 (1)      1992 (1)        1993          1991          1990          1989
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE PERIOD
 Net sales.................................       $818,116       $833,341    $1,138,114    $1,199,710    $1,213,721    $1,096,698
 Income from operations (excludes other
   income and expenses, taxes and
   change in accounting principle).........         11,839         34,367        49,143        66,884        80,837        65,595
 Income before change in accounting
   principle...............................          1,986         17,724        27,340        38,260        48,628        41,084
 Net income (loss) (2).....................          2,586           (446)        9,170        38,260        48,628        41,084
 Other income statement information:
   Depreciation and amortization expense...         19,362         17,863        23,705        20,510        17,626        15,555
   Interest expense........................         10,226          7,634        10,526         9,820         9,672         8,010
   Provision for income taxes..............          1,155          9,903        13,628        21,798        26,249        19,664
 Cash dividends declared...................         10,626         10,348        13,890        13,116        10,539         7,879
 Capital expenditures (3)..................         40,111         32,024        45,301        55,661        41,558        34,476
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT THE END OF THE PERIOD
 Current assets............................       $269,990       $229,214    $  371,387    $  356,769      $309,916      $318,760
 Current liabilities.......................        154,760        109,229       233,519       223,104       178,531       200,507
 Working capital...........................        115,230        119,985       137,868       133,665       131,385       118,253
 Property, plant and equipment - gross.....        408,158        346,533       355,435       318,391       268,252       233,567
 Accumulated depreciation..................        159,111        125,894       129,306       112,092        97,295        86,892
 Total assets..............................        567,852        481,662       635,755       581,819       495,585       481,846
 Long-term debt............................        142,078        106,510       126,464        94,364        77,411        76,406
 Stockholders' equity......................        194,714        202,638       210,620       224,275       201,387       169,502
- ---------------------------------------------------------------------------------------------------------------------------------
PER SHARE
 Weighted average shares outstanding.......         26,238         26,572        26,491        26,782        27,069        26,910
 Shares outstanding at end of year.........         26,238         26,305        26,238        26,723        26,853        27,145
 Income before change in accounting
   principle per weighted average share
   outstanding.............................       $    .08       $    .66    $     1.03    $     1.43        $ 1.80        $ 1.53
 Net income (loss) per weighted average
   share outstanding (2)...................            .10           (.02)          .35          1.43          1.80          1.53
 Dividends declared per share..............           .405            .39           .53           .49           .39           .29
 Stockholders' equity per share (4)........           7.42           7.70          8.03          8.39          7.50          6.24

RATIOS
 Current assets divided by current
   liabilities.............................           1.74           2.10          1.59          1.60          1.74          1.59
 Long-term debt divided by total long-
   term debt and stockholders'
   equity..................................            .42            .34           .38           .30           .28           .31
 Tax expense divided
   by pre-tax income.......................            .37            .36           .33           .36           .35           .32
- ---------------------------------------------------------------------------------------------------------------------------------

(1) On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30. Unaudited information for the nine month period ended September 27, 1992 is presented for comparative purposes. To provide further information relative to the Company's new fiscal year end, the Company has presented the pro forma results of operations for the twelve-month periods ended October 3, 1993 and September 27, 1992 in Note 2 to the financial statements.

(2) The Company adopted FAS 109, "Accounting for Income Taxes" during the nine month period ended October 3, 1993 and adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the nine month period ended September 27, 1992 and the twelve month period ended January 3, 1993. For more information, see Notes 7, 9 and 11 to the accompanying consolidated financial statements.

(3) Capital expenditures include $4,757 for the acquisition of King Packaging Company, Inc. fixed assets in July 1993, $15,798 for the acquisition of Raceland Sugars, Inc. fixed assets in October 1991, and $6,226 for the acquisition of International Automated Machines, Inc. fixed assets in June 1989. For more information, see Note 3 to the accompanying consolidated financial statements.

(4)      Based on shares outstanding at end of year.

Item 7.  Management's Discussion and Analysis of the Company's Financial
- ------------------------------------------------------------------------
         Position and Results of Operations.
         -----------------------------------

Change in Fiscal Year End:
- --------------------------

         On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30, beginning with the fiscal year ended October 3, 1993. The decision to change the fiscal year end was made in order to conform the Company's financial reporting year to the natural business year of the sugar industry. In connection with this, the Company has included below a comparison of the nine months ended October 3, 1993 to the nine months ended September 27, 1992. Additionally, to provide further information relative to the Company's new fiscal year end, the Company has elected to present the pro forma results of operations for the twelve-month periods ended October 3, 1993 and September 27, 1992, in Note 2 to the financial statements. Furthermore, the financial position of the Company as of October 3, 1993 and January 3, 1993 is presented below.

Financial Position:
- -------------------

October 3, 1993 versus January 3, 1993
- --------------------------------------

         At October 3, 1993, stockholders' equity was $194,714,000 compared to equity at January 3, 1993, of $210,620,000. Equity increased as a result of earnings of $1,986,000, during the period January 4, 1993 to October 3, 1993, the effect of adoption of Statement of Financial Accounting Standards No. 109 -
                          -----------------------------------------------------
Accounting for Income Taxes (FAS 109) of $600,000 and a decrease in the note
- ---------------------------
receivable from the employee stock ownership trust of $151,000, and decreased by dividends of $10,627,000, and a minimum pension liability adjustment of $8,016,000.

         Long-term debt, excluding the current portion, increased $15,614,000 primarily as a result of the purchase of King Packaging Company, Inc. These changes in debt and equity resulted in an increase from 38% to 42% in the ratio of debt to total capital. Cash and cash equivalents decreased $498,000 while noncash working capital decreased $22,140,000. Cash generated from operations was used primarily for capital improvements and payment of dividends. Other working capital changes include a decrease in inventory levels due to the change in year end.

         At October 3, 1993, the Company had $145,000,000 in revolving credit facilities, of which $20,000,000 was outstanding as long-term debt and $26,300,000 was outstanding as short-term debt. The remaining available balance of $98,700,000 is intended to meet working capital requirements and other cash needs as they arise. All of the $145,000,000 of available facilities are committed through September 1996 with an option to extend through September 1998. The revolving credit facilities, in general, enable the Company to borrow funds at the bank's cost of funds plus approximately 1/2%.

         At October 3, 1993, the Company had $15,500,000 in notes payable related to the ESOP trust. These notes carry a tax-advantaged rate of interest equal to 85%-86% of LIBOR and are due between 1996 and 1998.

         In addition, Michigan Sugar Company and Raceland Sugars, Inc. can borrow from the Commodity Credit Corporation against their respective sugar inventory balances to meet working capital requirements and to provide a hedge against reduced sugar selling prices. None of the short-term borrowings for temporary working capital needs at October 3, 1993 or January 3, 1993 were borrowed from the Commodity Credit Corporation.

         Fixed asset additions during the nine months ended October 3, 1993 were $40,111,000, including $4,757,000 of net fixed assets from the July 7, 1993 acquisition of King Packaging Company, Inc. The Company spent $19,100,000 at the cane refineries and raw sugar mill including the upgrading of computer systems, and the upgrading of existing, and installation of new, packaging and production lines. Capital additions also included $12,000,000 of expenditures at the beet refineries and the beet molasses desugarization facility, and $4,200,000 for expenditures at the Foodservice facilities, including the relocation and expansion of Foodservice facilities to the location operated by the Company's former warehousing subsidiary. In addition to acquiring King Packaging Company, Inc., capital expenditures were concentrated on cost saving or expansion projects which are expected to benefit the Company through increased efficiency and expanded operational capabilities. The Company expects that expenditures for fixed assets, net of disposals, in fiscal 1994 will approximate $20,000,000.

         Effective December 30, 1991, the first day of the year ended January 3, 1993, the Company adopted Statement of Financial Accounting Standards No.
                              -----------------------------------------------
106 - Employers' Accounting for Postretirement Benefits Other Than Pensions
- ---------------------------------------------------------------------------
(FAS 106). The cumulative effect of adopting FAS 106 was a one-time noncash charge of $18,170,000, net of tax benefits, or $.68 per share. The effect of this new pronouncement on the Company's financial position at January 3, 1993 was to increase "Deferred employee benefits" by $29,814,000, and to decrease "Deferred income taxes" by $11,031,000. This new accounting standard does not impact the cash flows of the Company. For further information, see Notes 9 and 11 to the accompanying consolidated financial statements.

         Effective January 4, 1993, the first day of the nine month period ended October 3, 1993, the Company adopted Statement of Financial Accounting
                                           ---------------------------------
Standards No. 109 - Accounting for Income Taxes (FAS 109).  The cumulative
- -----------------------------------------------
effect of adopting FAS 109 was a one-time noncash credit to income of $600,000, or $.02 per share. The credit was recorded as the cumulative effect of a change in accounting principle. This new accounting standard does not impact the cash flows of the Company. For further information, see Note 7 to the accompanying consolidated financial statements.

Results of Operations:
- ----------------------

Nine month periods ended October 3, 1993 and September 27, 1992
- ---------------------------------------------------------------

         The Company's net income for the nine months ended October 3, 1993 was $2,586,000, or $.10 per share, compared to a loss of $446,000, or $.02 per share, for the nine months ended September 27, 1992. Net income for the nine months ended October 3, 1993 includes a $3,030,000 charge to net income (a $4,900,000 increase in cost of sales net of the associated $1,870,000 income tax benefit) as further discussed in Note 1 to the financial statements and a $600,000 cumulative effect of adopting FAS 109. Net income for the nine months ended September 27, 1992 includes the impact of the adoption of FAS 106. Net income before the cumulative effect of adopting the accounting principle changes was $1,986,000, or $.08 per share, in the nine months ended October 3, 1993, and $17,724,000, or $.66 per share, in the nine months ended September 27, 1992. Sales dollars in the nine months ended October 3, 1993 were down compared with the nine months ended September 27, 1992 on similar volumes and lower average sales prices. A 2% decrease in the average sugar sales price combined with a 2% increase in the average cost of raw sugar, and the $4,900,000 charge to cost of sales noted above, resulted in a 66% decrease in income from operations.

         Sugar pricing was under pressure by the record national beet crop for the first two quarters of the nine months ended October 3, 1993. The U. S. Department of Agriculture imposed marketing allotments effective July 1, 1993 which had the effect of raising beet sugar prices in the third quarter of the nine month period. However, aggressive price competition between cane refiners for market share throughout most of the quarter substantially reduced the benefit of this price increase.

         Productivity at the cane refineries during the nine months ended October 3, 1993 was excellent. The Colonial refinery set an average daily production record, and the Savannah refinery just missed doing likewise.

         Michigan Sugar's sales volume was up in the nine months ended October 3, 1993 because the beet crop was much larger than for the nine months ended September 27, 1992. However, sugar and byproduct pricing were down as a result of the record national beet crop resulting in lower earnings than in the nine months ended September 27, 1992. The current Michigan crop is slightly larger than last year. However, Ohio suffered a drought this summer which is expected to result in a much smaller crop at our plant there for this campaign.

         Dixie Crystals(R) Foodservice, Inc. experienced increases in both sales and profits in the nine months ended October 3, 1993. The move of the Savannah manufacturing operations to the former Transales location in Savannah continues to produce an excellent return on the investment made in the move. On July 7, 1993 the Company purchased King Packaging Company, Inc., located in Bremen, Georgia. King produces plastic cutlery and customized meal kits for the foodservice and healthcare industries, and has annual sales of approximately $20,000,000. Combining the King product line with the existing Foodservice products and facilities provides significant synergistic benefits, and plans are to substantially increase King's sales over the next three years. The King product line is currently being added to another Foodservice facility and our business plan is to add it to others in the future.

         Selling, general and administrative expenses increased in the nine months ended October 3, 1993 compared to the nine months ended September 27, 1992. Increases in selling, general and administrative expense for planned expenditures related to growth in the Company over the last few years were somewhat offset by lower incentive compensation related to the lower level of profitability for the period.

         Interest expense increased in the nine months ended October 3, 1993 primarily due to the increased long-term debt acquired in the latter part of 1992 and the acquisition of King Packaging Company, Inc. in July of 1993.

         The effective tax rate for the nine months ended October 3, 1993 was 37% compared to 36% in the nine months ended September 27, 1992. The higher rate for the nine months ended October 3, 1993 compared to the nine months ended September 27, 1992 is primarily attributable to the increased corporate tax rate effective January 1, 1993 offset partially by lower state income tax expense and utilization of tax advantaged benefit programs.

         In the current industry environment, it is difficult to predict what, if any, improvement there may be in refined sugar pricing in fiscal 1994, but industrial sales during fiscal 1994 at prices contracted for during the twelve months ended October 3, 1993 will make any improvement less significant than it would otherwise be. The Company is in a high volume business in which a small change in margins has a significant impact on net income.

Twelve month periods ended January 3, 1993 and December 29, 1991
- ----------------------------------------------------------------

         The Company's net income for 1992 was $9,170,000, or $.35 per share, compared to $38,260,000, or $1.43 per share, in 1991. The Company's net income for 1992 includes the impact of the adoption of FAS 106. Net income for 1992 before the cumulative effect of adopting FAS 106 was $27,340,000, or $1.03 per share. Net sales for 1992 were $1,138,114,000 compared to $1,199,710,000 in
1991. Sales dollars decreased 5% in 1992 because of a 2% decrease in volume and a 3% decrease in average sugar sales price. The volume decrease was the result of lower beet sugar sales. The 1991 beet crop, which was mostly sold in 1992, was 16% smaller than the 1990 crop because of very wet weather during the 1991 planting and early growing season. Foodservice sugar sales volume was up over the 1991 level and cane refinery sales volume was about even with the prior year.

         Sugar pricing was under pressure during most of 1992. For much of the year, cane refiners competed very aggressively for market share, and in the latter part of the year, beet sugar producers, anticipating a large beet crop, priced sugar aggressively for delivery in the fourth quarter of 1992 and into 1993. This had a very negative impact on refined sugar pricing in the fourth quarter of 1992 and in 1993.

         Productivity at the cane refineries during 1992 was very good. Two refineries exceeded their prior year level and one was just slightly below it. The Savannah refinery nearly equaled its record level of 1990, and the Colonial refinery set another productivity record in 1992.

         Dixie Crystals(R) Foodservice, Inc. moved its Savannah manufacturing operations during 1992 from the Savannah refinery to the 300,000 sq. ft. facility previously occupied by Transales Corporation in Savannah. The Company also sold its plant in Miami, Florida and moved the production from that plant to the Savannah facility. The relocation to the new facility enabled the company to significantly reduce manufacturing costs through improved plant layout, which increased production efficiency, and through lower packaging costs. Increased sales and profits have resulted from the move.

         Selling, general and administrative expenses decreased in 1992 compared to the prior year. Increases in selling, general and administrative expense for planned expenditures related to growth in the Company over the last few years were offset by lower incentive compensation related to the lower level of profitability for the period.

         Interest expense increased in 1992 over 1991 primarily due to the long-term debt related to the acquisition of Raceland Sugars, Inc. in 1991 and due to the additional long-term debt acquired in 1992.

         The effective tax rate for 1992 was 33% compared to 36% in 1991. The lower rate in 1992 compared to 1991 is primarily attributable to lower state income tax expense.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

(a)  Financial Statements:                                  Page
     --------------------                                   ----
     Report of Independent Accountants                       18

     Consolidated Balance Sheets at October 3, 1993
     and January 3, 1993                                     19

     Consolidated Statements of Operations for the nine
     months ended October 3, 1993, the nine months
     ended September 27, 1992 (unaudited), the
     twelve months ended January 3, 1993 and the
     twelve months ended December 29, 1991                   20

     Consolidated Statements of Changes in Stockholders'
     Equity for the nine months ended October 3, 1993,
     the twelve months ended January 3, 1993 and
     the twelve months ended December 29, 1991               21

     Consolidated Statements of Cash Flows for the nine
     months ended October 3, 1993, the nine months
     ended September 27, 1992 (unaudited), the
     twelve months ended January 3, 1993 and the
     twelve months ended December 29, 1991                   22

     Notes to Consolidated Financial Statements              23

(b)  Financial Statement Schedules for the nine-month
     ------------------------------------------------
     period ended October 3, 1993, the twelve-month
     ----------------------------------------------
     period ended January 3, 1993 and the twelve-month
     -------------------------------------------------
     period ended December 29, 1991:
     -------------------------------


     V    -    Property, Plant and Equipment                 42

    VI    -    Accumulated Depreciation and
               Amortization of Property,
               Plant and Equipment                           43

         Other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

PRICE WATERHOUSE L.L.P.                                         (LOGO)




                       REPORT OF INDEPENDENT ACCOUNTANTS

September 9, 1994

To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc., and its subsidiaries at October 3, 1993, and January 3, 1993, and the results of their operations and their cash flows for the nine-month period ended October 3, 1993 and each of the two years in the periods ended January 3, 1993 and December 29, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, during 1993 the Company changed its fiscal year end. As discussed in Notes 7 and 9 to the financial statements, the Company changed its methods of accounting for income taxes and accounting for postretirement benefits other than pensions, during the periods ended October 3, 1993 and January 3, 1993, respectively.

Price Waterhouse LLP

                       SAVANNAH FOODS & INDUSTRIES, INC.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)

                                                            October 3,    January 3,
                                                               1993          1993
                                                            ------------------------
Assets
- ------

Current assets:
  Cash and cash equivalents (Note 1)                         $  7,481      $  7,979
  Accounts receivable                                          87,030        58,633
  Inventories (net of LIFO reserve of $9,011 in
    1993 and $8,065 in 1992) (Notes 1 and 4)                  145,639       272,574
  Other current assets (Notes 1 and 7)                         29,840        32,201
                                                             --------      --------
    Total current assets                                      269,990       371,387
Property, plant and equipment (net of accumulated
  depreciation of $159,111 in 1993 and
  $129,306 in 1992) (Notes 1 and 5)                           249,047       226,129
Other assets (Notes 1 and 9)                                   48,815        38,239
                                                             --------      --------
                                                             $567,852      $635,755
                                                             ========      ========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Short-term borrowings (Note 6)                             $ 26,300      $ 30,000
  Current portion of long-term debt (Note 6)                    2,421         1,203
  Trade accounts payable                                      106,410       145,608
  Income taxes accrued (Note 7)                                     -        12,419
  Accrued expenses related to beet operations (Note 1)              -        23,400
  Other liabilities and accrued expenses                       19,629        20,889
                                                             --------      --------
    Total current liabilities                                 154,760       233,519
                                                             --------      --------
Long-term debt (Note 6)                                       142,078       126,464
                                                             --------      --------
Deferred income taxes (Note 7)                                  3,951         8,726
                                                             --------      --------
Deferred employee benefits (Note 9)                            72,349        56,426
                                                             --------      --------


Stockholders' equity (Notes 6 and 8):
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares issued     17,365        17,365
  Capital in excess of stated value                            12,190        12,190
  Retained earnings                                           210,491       218,532
  Minimum pension liability adjustment (Note 9)                (9,453)       (1,437)
                                                             --------      --------
                                                              230,593       246,650
  Less - Treasury stock, at cost (5,068,604 shares)            31,275        31,275
       - Note receivable from employee stock ownership
           trust                                                4,604         4,755
                                                             --------      --------
    Total stockholders' equity                                194,714       210,620
                                                             --------      --------
                                                             $567,852      $635,755
                                                             ========      ========


  (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)


                                    For the Nine Months Ended    For the Fiscal Year Ended
                                   ---------------------------   --------------------------
                                   October 3,    September 27,   January 3,    December 29,
                                      1993           1992
                                    (Note 1)       Unaudited        1993           1991
                                   ----------    -------------   ----------    ------------
Net sales                         $   818,116    $   833,341    $ 1,138,114    $ 1,199,710
                                  -----------    -----------    -----------    -----------
Operating expenses:
  Cost of sales and operating
    expenses                          743,731        738,421      1,008,658      1,054,606
  Selling, general and
    administrative expenses            43,184         42,690         56,608         57,710
  Depreciation and amortization
    (Note 1)                           19,362         17,863         23,705         20,510
                                  -----------    -----------    -----------    -----------
                                      806,277        798,974      1,088,971      1,132,826
                                  -----------    -----------    -----------    -----------
Income from operations                 11,839         34,367         49,143         66,884
                                  -----------    -----------    -----------    -----------
Other income and (expenses):
  Interest and other investment
    income                              1,412          1,189          1,747          3,330
  Interest expense (Note 6)           (10,226)        (7,634)       (10,526)        (9,820)
  Other income (expense)                  116           (295)           604           (336)
                                  -----------    -----------    -----------    -----------
                                       (8,698)        (6,740)        (8,175)        (6,826)
                                  -----------    -----------    -----------    -----------
Income before income taxes and
  change in accounting principle        3,141         27,627         40,968         60,058
Provision for income taxes
  (Notes 1 and 7)                       1,155          9,903         13,628         21,798
                                  -----------    -----------    -----------    -----------
Income before change in
  accounting principle                  1,986         17,724         27,340         38,260
Cumulative effect of change in
  accounting principle
  (Notes 1, 7 and 9)                      600        (18,170)       (18,170)             -
                                  -----------    -----------    -----------    -----------
Net income (loss)                 $     2,586    $      (446)   $     9,170    $    38,260
                                  ===========    ===========    ===========    ===========

Income per weighted average
  share outstanding:
    Income before change in
      accounting principle        $       .08    $       .66    $      1.03    $      1.43
    Cumulative effect of change
      in accounting principle             .02           (.68)          (.68)             -
                                  -----------    -----------    -----------    -----------
    Net income (loss)             $       .10    $      (.02)   $       .35    $      1.43
                                  ===========    ===========    ===========    ===========

Weighted average shares
  outstanding                      26,238,196     26,571,834     26,490,701     26,782,083
                                  ===========    ===========    ===========    ===========

  (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
             (In thousands except for shares and per share amounts)

                                                                                                       Note Receivable
                                                                            Minimum                         from
                                               Capital in                   Pension                    Employee Stock
                                    Common     Excess of    Retained      Liability       Treasury        Ownership
                                    Stock     Stated Value  Earnings      Adjustment        Stock           Trust           Total
                                    ------    ------------  --------    --------------    --------     ---------------      -----
Balance at December 30, 1990       $17,365       $12,120    $198,108        $     0      $(20,988)         $(5,218)        $201,387
  Net income                                                  38,260                                                         38,260
  Cash dividends ($.49 per share)                            (13,116)                                                       (13,116)
  Acquisition of treasury
    stock - 130,000 shares                                                                 (2,528)                           (2,528)
  Decrease in note receivable from
    employee stock ownership trust                                                                             272              272
                                   -------       -------    --------        -------      --------          -------         --------
Balance at December 29, 1991        17,365        12,120     223,252              0       (23,516)          (4,946)         224,275
  Net income                                                   9,170                                                          9,170
  Cash dividends ($.53 per share)                            (13,890)                                                       (13,890)
  Sale of treasury stock -
    113,590 shares                                    70                                    2,146                             2,216
  Acquisition of treasury stock -
    598,425 shares                                                                         (9,905)                           (9,905)
  Increase in minimum pension
    liability adjustment                                                     (1,437)                                         (1,437)
  Decrease in note receivable from
    employee stock ownership trust                                                                             191              191
                                   -------       -------    --------        -------      --------          -------         --------
Balance at January 3, 1993          17,365        12,190     218,532         (1,437)      (31,275)          (4,755)         210,620
  Net income                                                   2,586                                                          2,586
  Cash dividends ($.405 per share)                           (10,627)                                                       (10,627)
  Increase in minimum pension
    liability adjustment                                                     (8,016)                                         (8,016)
  Decrease in note receivable from
    employee stock ownership trust                                                                             151              151
                                   -------       -------    --------        -------      --------          -------         --------
Balance at October 3, 1993         $17,365       $12,190    $210,491        $(9,453)     $(31,275)         $(4,604)        $194,714
                                   =======       =======    ========        =======      ========          =======         ========

  (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                           (In thousands of dollars)

                                          For the Nine Months Ended    For the Fiscal Year Ended
                                          --------------------------   -------------------------
                                                       September 27,   January 3,   December 29,
                                          October 3,       1992
                                             1993        Unaudited        1993          1991
                                          ----------   -------------   ----------   ------------
Cash flows from operations:
  Net income (loss)                         $ 2,586       $   (446)     $  9,170      $ 38,260
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operations -
    Depreciation and amortization            19,362         17,863        23,705        20,510
    Cumulative effect of change in
      accounting principle                     (600)        18,170        18,170             -
    Provision for deferred income taxes       6,986          8,556           239        (6,437)
    Other                                       392            456            71           872
  Working capital changes affecting cash
    provided by operations -
    Accounts receivable                     (25,347)       (12,243)          388         7,719
    Inventories                             133,498         80,325       (56,991)      (10,982)
    Other current assets                     (5,312)          (575)      (10,161)       (4,016)
    Trade accounts payable                  (39,441)       (36,865)       30,573        25,334
    Income taxes accrued                    (17,593)       (14,337)       (2,636)        2,155
    Accrued expenses related to beet
      operations                            (22,884)       (23,009)         (125)        6,825
    Other liabilities and accrued
      expenses                               (1,951)        (6,690)       (7,379)        8,185
                                           --------       --------      --------      --------
Cash provided by operations                  49,696         31,205         5,024        88,425
                                           --------       --------      --------      --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                               (35,354)       (32,024)      (45,301)      (39,863)
  Purchase of King Packaging Company, Inc.   (8,925)             -             -             -
  Purchase of net assets of Raceland
    Sugars, Inc.                                  -              -             -       (18,232)
  Acquisition of long-term investments       (3,237)             -        (1,608)            -
  Decrease (increase) in investments of
    unexpended IDB funds included in
    other assets                                460        (13,065)      (13,124)            -
  Other                                       3,899          2,415           360        (1,894)
                                           --------       --------      --------      --------
Cash used for investing activities          (43,157)       (42,674)      (59,673)      (59,989)
                                           --------       --------      --------      --------
Cash flows from financing activities:
  Increase (decrease) in short-term
    borrowings                               (3,700)       (37,674)       (9,674)        1,717
  Increase in long-term debt                 10,111         13,000        83,300        20,000
  Payments of long-term debt                 (1,337)          (838)      (51,544)       (2,951)
  Dividends paid to stockholders            (10,627)        (6,928)      (13,890)      (13,116)
  Treasury stock repurchases                      -         (8,928)       (9,905)       (2,528)
  Treasury stock issues                           -          2,216         2,216             -
  Other                                      (1,484)           932         2,539         1,662
                                           --------       --------      --------      --------
Cash provided by (used for) financing
  activities                                 (7,037)       (38,220)        3,042         4,784
                                           --------       --------      --------      --------
Cash flows for period                          (498)       (49,689)      (51,607)       33,220
Cash and cash equivalents, beginning
  of period                                   7,979         59,586        59,586        26,366
                                           --------       --------      --------      --------
Cash and cash equivalents, end of period   $  7,481       $  9,897      $  7,979      $ 59,586
                                           ========       ========      ========      ========

  (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1  -  Summary of Significant Accounting Policies:
- ------------------------------------------------------

         Fiscal year - As described in Note 2, the Company changed its fiscal
         -----------
year end from the Sunday closest to December 31 to the Sunday closest to September 30.

         Amendment of the Fiscal 1993 Annual Report - In connection with the
         ------------------------------------------
Company's decision to change its year end in 1993 from the Sunday closest to December 31 to the Sunday closest to September 30, the Company filed its fiscal 1993 Annual Report on Form 10-K (the "1993 10- K")with the Securities and Exchange Commission (the Commission) using a twelve-month period ended October 3, 1993 as its primary statement of operations. Additionally, the Company reflected in the 1993 10-K the adoption of Statement of Financial Accounting
                                           ---------------------------------
Standards No. 109 - Accounting for Income Taxes (FAS 109) as of the beginning
- -----------------------------------------------
of the twelve-month period.

         Upon review of the Company's 1993 10-K, the Commission requested an amendment to present the nine-month period ended October 3, 1993 as the primary statement of operations for 1993 and the adoption of FAS 109 as of January 4, 1993, the beginning of the nine-month period ended October 3, 1993. Accordingly, the accompanying financial statements include the nine-month period ended October 3, 1993, as well as unaudited statements of operations and cash flows for the comparative nine-month period ended September 27, 1992. The unaudited consolidated statements of operations and of cash flows for the nine months ended September 27, 1992 include all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the Company's results of operations and cash flows for the nine-month period ended September 27, 1992.

         As originally filed, the financial statements for the twelve-month period ended October 3, 1993 reflected a charge to equity of $3,030,000 relating to the difference in the book and tax bases of inventory acquired as part of the 1984 Michigan Sugar Company acquisition which was accounted for as a purchase. Due to the Company's LIFO method of accounting for inventories and the seasonal nature of the Company's beet sugar inventories which result in relatively high levels of calendar year-end inventories, the cost of inventory acquired in the 1984 purchase remained on the balance sheet through the twelve-month period ended January 3, 1993. However, the new fiscal year end (October 3 for 1993) falls at a time during the year when inventory levels are normally at significantly reduced levels compared with calendar year ends. As a result of the change in year ends and the substantially lower inventory level at October 3, 1993, the Company's statement of operations for the nine-month period ended October 3, 1993 reflects a charge of $3,030,000, net of tax of $1,870,000. This item represents the effect of the liquidation of the 1984 LIFO inventory, an event occurring as the result of the change in year end and not because of any change in the Company's operating cycle.

         The statements of operations and of cash flows for the twelve-month periods ended October 3, 1993 and September 27, 1992 (through income before change in accounting principle), the periods included in the originally filed Form 10-K have been included in Note 2 on a pro forma basis to provide further information relative to the Company's new fiscal year end.

         Principles of consolidation and business segments - The consolidated
         -------------------------------------------------
financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Company has one primary business segment - Sugar Products.

         Changes in accounting principles - As discussed in Note 7, Statement
         --------------------------------                           ---------
of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS
- -----------------------------------------------------------------------
109) was prospectively adopted effective January 4, 1993, the first day of the nine-month period ended October 3, 1993. As discussed in Note 9, Statement of
                                                                  ------------
Financial Accounting Standards No. 106 - Employers' Accounting for
- ------------------------------------------------------------------
Postretirement Benefits Other Than Pensions (FAS 106) was adopted effective
- -------------------------------------------
December 30, 1991, the first day of the twelve-month period ended January 3, 1993.

         Cash equivalents - Cash equivalents include all investments purchased
         ----------------
with an original maturity of 90 days or less which have virtually no risk of loss of value of the principal amount of the investment.

         Inventories - Inventories are valued at the lower of cost or market.
         -----------
Cost is determined by the last-in, first-out (LIFO) method for sugar, packaging materials, and certain other items. Cost for the remaining inventory categories is determined using the first-in, first-out (FIFO) and moving average methods. Futures gains and losses related to purchase commitments are included in inventory.

         Futures transactions and interest rate swaps - The Company uses
         --------------------------------------------
futures and other financial instruments as hedges in its inventory purchasing and cash management programs. Gains and losses on such transactions related to inventory are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on transactions related to loans are recognized during the period in which the related instruments are outstanding. In connection with the Company's futures trading activity, the Company maintains deposits with futures brokers. These deposits are included in "Other current assets".

         Investments in marketable securities - The Company invests in
         ------------------------------------
marketable securities directly and through certain investment partnerships and mutual funds. At October 3, 1993 and January 3, 1993 the estimated fair market values of these investments approximated the carrying values of $19,733,000 and $15,500,000, respectively, based on quoted market prices and dealer quotes. These investments are included in "Other current assets" at October 3, 1993 and "Other assets" and "Other current assets" at January 3, 1993.

         Property, plant and equipment - Property, plant and equipment is valued
         -----------------------------
at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed on the straight-line method. Accelerated depreciation methods are used for tax purposes on $254,519,000 of equipment. Asset costs totalling $27,098,000 are not being depreciated for tax purposes because the Company retained the original tax bases for the assets at Michigan Sugar Company when it was acquired. These costs have been adjusted effective January 4, 1993 due to the adoption of FAS 109. See further discussion at Note 7.

         Accrued expenses related to beet operations -  Michigan Sugar Company
         -------------------------------------------
(Michigan) operates five beet processing plants which produce refined sugar from sugar beets. These plants are operated generally from October through February and then, from March through September, are repaired for the next processing cycle. As sugar is processed from October through February, Michigan accrues estimated repair costs and other costs to be incurred in March through September and includes such costs in inventory and, as the sugar is sold, in cost of sales.

         Fair value of financial instruments - For cash, cash equivalents,
         -----------------------------------
accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value because of the short maturities of these instruments.

         Revenue recognition - The Company recognizes revenue as product is
         -------------------
shipped.

         Reclassifications - Certain prior year amounts have been reclassified
         -----------------
to conform to current year presentation.

Note 2 - Change in Fiscal Year End:
- -----------------------------------

         On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30 beginning with the nine-month period ended October 3, 1993. The decision to change the fiscal year end was made to conform the Company's financial reporting to the natural business year of the sugar industry. To aid comparative analysis, the Company has presented below the pro forma consolidated statements of operations and of cash flows through income before change in accounting principle for each of the two twelve- month periods ended October 3, 1993 and September 27, 1992. The pro forma information has been prepared using the Company's historical results of operations and cash flows assuming that the new year end had previously been adopted. Consequently the $3,030,000 charge discussed in Note 1 is not included in the pro forma results of operations.

Consolidated Statements of Operations (Pro forma)
(In thousands except for shares and per share amounts)


                                    For the Fiscal Year Ended
                                   ---------------------------
                                                September 27,
                                   October 3,       1992
                                      1993        Unaudited
                                  -----------   -------------
Net sales                         $ 1,122,889    $ 1,127,417
                                  -----------    -----------
Operating expenses:
  Cost of sales and operating
    expenses                        1,009,068        995,771
  Selling, general and
    administrative expenses            57,102         58,500
  Depreciation and amortization        25,204         22,760
                                  -----------    -----------
                                    1,091,374      1,077,031
                                  -----------    -----------
Income from operations                 31,515         50,386
                                  -----------    -----------
Other income and (expenses):
  Interest and other investment
    income                              1,970          2,289
  Interest expense                    (13,118)        (9,710)
  Other income (expense)                1,016           (614)
                                  -----------    -----------
                                      (10,132)        (8,035)
                                  -----------    -----------
Income before income taxes and
  change in accounting principle       21,383         42,351
Provision for income taxes              6,750         15,365
                                  -----------    -----------
Income before change in
  accounting principle            $    14,633    $    26,986
                                  ===========    ===========

Income per weighted average
  share outstanding before
  change in accounting principle  $       .56    $      1.01
                                  ===========    ===========


Weighted average shares
  outstanding                      26,245,194     26,619,812
                                  ===========    ===========

Consolidated Statements of Cash Flows (Pro forma)
(In thousands of dollars)

                                           For the Fiscal Year Ended
                                          --------------------------
                                                       September 27,
                                          October 3,       1992
                                             1993        Unaudited
                                          ----------   -------------
Cash flows from operations:
  Income before change in accounting
    principle                               $ 14,633      $ 26,986
  Adjustments to reconcile net income
    to net cash provided by operations -
    Depreciation and amortization             25,204        22,760
    Provision for deferred income taxes       (1,331)       (2,879)
    Other                                          6           698
  Working capital changes affecting cash
    provided by operations -
    Accounts receivable                      (12,716)        3,729
    Inventories                               (6,848)      (33,552)
    Other current assets                     (14,898)        1,261
    Trade accounts payable                    27,997        10,737
    Income taxes accrued                      (5,892)          855
    Accrued expenses related to beet
      operations                                   -             -
    Other liabilities and accrued
      expenses                                (2,640)       (2,394)
                                            --------      --------
Cash provided by operations                   23,515        28,201
                                            --------      --------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                (48,631)      (42,253)
  Purchase of King Packaging Company, Inc.    (8,925)            -
  Purchase of net assets of Raceland
    Sugars, Inc.                                   -       (18,232)
  Acquisition of long-term investments        (4,845)            -
  Decrease (increase) in investments of
    unexpended IDB funds included in
    other assets                                 401       (13,065)
  Other                                        1,844         3,650
                                            --------      --------
Cash used for investing activities           (60,156)      (69,900)
                                            --------      --------
Cash flows from financing activities:
  Increase in short-term borrowings           24,300         2,000
  Increase in long-term debt                  80,411        33,000
  Payments of long-term debt                 (52,043)       (1,522)
  Dividends paid to stockholders             (17,589)      (13,616)
  Treasury stock repurchases                    (977)       (9,926)
  Treasury stock issues                            -         2,216
  Other                                          123           829
                                            --------      --------
Cash provided by financing activities         34,225        12,981
                                            --------      --------
Cash flows for year                           (2,416)      (28,718)
Cash and cash equivalents, beginning
  of year                                      9,897        38,615
                                            --------      --------
Cash and cash equivalents, end of year      $  7,481      $  9,897
                                            ========      ========

Note 3 - Acquisitions:
- ----------------------

         On July 7, 1993, the Company acquired all of the outstanding common stock of King Packaging Company, Inc., a supplier of plastic cutlery and customized meal kits to the foodservice and healthcare industries. The acquisition was accounted for as a purchase, and the acquisition costs of the assets acquired and the liabilities assumed are as follows (in thousands of dollars):

      Current assets                                 $10,330
      Inventories                                      1,770
      Property, plant and equipment                    4,757
      Value of non-compete agreements                  8,203
      Other assets                                       290
                                                     -------
      Assets acquired                                 25,350
      Liabilities assumed                               (977)
                                                     -------
                                                     $24,373
                                                     =======

         On October 4, 1991, the Company acquired certain assets and assumed certain liabilities of Raceland Sugars, Inc., a raw cane sugar mill and related property. The acquisition was accounted for as a purchase, and the acquisition costs of the assets acquired and liabilities assumed are as follows (in thousands of dollars):

      Inventories                                    $ 1,068
      Property, plant & equipment                     15,798
      Value of non-compete agreement and
        other assets                                   1,627
                                                     -------
      Assets acquired                                 18,493
      Liabilities assumed                               (261)
                                                     -------
                                                     $18,232
                                                     =======

         The effect of these acquisitions was not material to the consolidated results of operations of the Company.

Note 4 - Inventories:
- ---------------------

     A summary of inventories by method of pricing and class is as follows:

                                                 October 3,           January 3,
                                                    1993                 1993
                                                 ----------           ----------
                                                     (In thousands of dollars)
         Last-in, first-out                       $104,005             $228,309
         First-in, first-out                         9,137                8,885
         Moving average                             32,497               35,380
                                                  --------             --------
                                                  $145,639             $272,574
                                                  ========             ========

         Raw materials and work-in-process        $ 76,802             $119,490
         Packaging materials, parts and
            supplies                                26,002               26,505
         Finished goods                             42,835              126,579
                                                  --------             --------
                                                  $145,639             $272,574
                                                  ========             ========

         The replacement cost of inventories exceeded reported cost by approximately $11,616,000 at October 3, 1993 and $7,511,000 at January 3, 1993.

Note 5 - Property, Plant and Equipment:
- ---------------------------------------

         Property, plant and equipment is summarized as follows:

                                                 October 3,           January 3,
                                                    1993                 1993
                                                 ----------           ----------
                                                    (In thousands of dollars)
         Land                                    $   8,405            $   6,384
         Buildings                                  87,162               81,233
         Machinery and equipment                   289,442              253,132
         Leasehold improvements                      1,159                1,163
         Projects-in-process                        21,990               13,523
                                                 ---------            ---------
                                                   408,158              355,435
         Less - Accumulated depreciation
            and amortization                      (159,111)            (129,306)
                                                 ---------            ---------
                                                 $ 249,047            $ 226,129
                                                 =========            =========

         Repairs and maintenance expense was $26,706,000 for the nine-month period ended October 3, 1993, $24,662,000 for the nine-month period ended September 27, 1992 (unaudited), $33,879,000 for the twelve-month period ended January 3, 1993, and $31,853,000 for the twelve-month period ended December 29, 1991.

Note 6 - Long-term Debt and Credit Arrangements:
- ------------------------------------------------

         Long-term debt is summarized as follows:

                                                         October 3,       January 3,
                                                            1993             1993
                                                         ----------       ----------
                                                          (In thousands of dollars)
Senior notes - $50,000,000 Series A at 8.35% and
  $20,000,000 Series B at 7.15% with final
  maturity 2002                                          $ 70,000         $ 70,000
Long-term debt supported by revolving credit
  facilities with banks                                    20,000           10,000
Notes payable to bank from 1996 to 1998 related to
  ESOP trust with interest at 85% or 86% of LIBOR          15,500           15,500
Variable rate industrial revenue bonds                     28,000           28,000
Present value of non-compete agreements related to
  the purchase of King Packaging, payable monthly
  from 1993 to 1998, discounted at 5%                       7,808                -
Other notes and capital leases payable                      3,191            4,167
                                                         --------         --------
                                                          144,499          127,667
Less - Current portion                                     (2,421)          (1,203)
                                                         --------         --------
                                                         $142,078         $126,464
                                                         ========         ========

The carrying value of the Company's long-term debt exceeds the fair value by $6.8 million at October 3, 1993. The carrying value of adjustable-rate long-term debt approximates market value based on the frequency of repricing of these issues. The market value of fixed-rate long-term debt was estimated based on the present value of expected cash flows using current market rates and the Company's incremental borrowing rate for debt with similar terms.

         During the twelve month period ended January 3, 1993, the Company entered into a 10-year loan for $70,000,000 with three insurance companies. Series A for $50,000,000 has a fixed interest rate of 8.35% and an effective rate of 8.1%. The proceeds were used to repay existing long-term debt outstanding on the Company's revolving credit lines. Series B for $20,000,000 has a fixed coupon rate of 7.15%, and an effective rate of 6.98%. These funds will be used to finance capital projects at existing production facilities.

         The Company has entered into "Interest Rate Exchange Agreements," more commonly called "interest rate swaps," which fixed the rate on $50,000,000 of the Company's debt for a period of approximately three years at an averaged fixed rate of 8.57%. However, in order to take advantage of the current low short-term interest rate environment, during the last quarter of the twelve-month period ended January 3, 1993, the Company entered into an interest rate swap agreement on a principal amount of $50,000,000 whereby the Company will receive a fixed rate of 4.54% and pay the counter-parties based on 6-month LIBOR which was set at 3.375% at October 3, 1993. The total estimated fair value of these interest rate swaps at October 3, 1993 is $(5.9) million. The fair value of interest rate swaps is the estimated amount the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current market interest rates. The Company views these swap agreements as part of its overall long-term financing program and has no plans to terminate the agreements. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter-parties to the transactions.

         At October 3, 1993, the Company had $145,000,000 in revolving credit facilities with banks which is committed through September 1996 with an option to extend the agreement through September 1998. The Company has $20,000,000 outstanding under these facilities which it treats as long-term debt and $26,300,000 outstanding which it treats as short-term borrowings. The revolving credit facilities, in general, enable the Company to borrow funds at the bank's cost of funds plus approximately 1/2%. The Company pays a commitment fee of 3/16% on the unused portion of these facilites.

         At October 3, 1993, the Company had $15,500,000 in notes payable related to the ESOP trust. These notes carry a tax-advantaged rate of interest equal to 85% or 86% of LIBOR.

         The "Variable rate industrial revenue bonds" consist of two issues of bonds for $4,500,000 each due in 2000, an issue for $3,500,000 due in 2003, an issue for $2,500,000 due in 2005, an issue for $6,000,000 due in 2007, and an issue for $7,000,000 due in 2017. The rate on these bonds can vary as frequently as every seven days in order to sell the bonds at par value. During the nine-month period ended October 3, 1993 and the twelve-month period ended January 3, 1993, the average interest rate on these bonds was 2.5% and 3.0%, respectively. If for some reason the two $4,500,000 bonds cannot be marketed, the Company has an agreement with the bank which acts as the marketing agent for the bonds whereby the bank would buy and hold the bonds until their maturity and would receive interest at a rate of 65% of the prime interest rate. If the other issues could not be marketed by the bank, the Company would have an obligation to market the bonds themselves or repurchase them. To enhance the marketability of the bonds, the bank/marketing agent has issued its letter of credit for the life of the bonds to guarantee payment of the bonds on the Company's behalf. Also, the bonds are secured by financing statements on project-related equipment, the cost of which approximates the bond amounts.

         Short-term borrowings, including borrowings under the Company's revolving credit facilities which were for temporary working capital needs, are summarized as follows:

                                                       For the Nine  For the Twelve
                                                       Months Ended   Months Ended
                                                       ------------  --------------
                                                        October 3,     January 3,
                                                           1993           1993
                                                        ----------     ----------
                                                        (In thousands of dollars)
     Daily average outstanding borrowings                 $ 49,816      $ 23,040
     Daily weighted average interest rate                     3.42%         4.33%
     Maximum borrowings                                   $ 85,500      $ 39,674
     Amount outstanding at year-end                       $ 26,300      $ 30,000

The carrying value of short-term borrowings approximates market value based on the frequency of repricing and short-term nature of these issues.

         The most restrictive loan agreement of the Company requires that the Company maintain stockholders' equity of $174,703,000 plus 20% of consolidated net income beginning with fiscal year 1994 and ending with calendar year 1996 and that the Company maintain certain financial ratios. The Company was in compliance with these requirements at October 3, 1993.

         Interest expense was $10,226,000 for the nine-month period ended October 3, 1993, $7,634,000 for the nine-month period ended September 27, 1992 (unaudited), $10,526,000 for the twelve-month period ended January 3, 1993, and $9,820,000 for the twelve-month period ended December 29, 1991. Cash payments of interest were $9,377,000 for the nine-month period ended October 3, 1993, $7,403,000 for the nine-month period ended September 27, 1992, $9,336,000 for the twelve-month period ended January 3, 1993, and $10,037,000 for the twelve-month period ended December 29, 1991.

         Annual maturities of long-term debt each year for the next five fiscal years are $2,421,000 in 1994, $1,994,000 in 1995, $26,307,000 in 1996,
$7,617,000 in 1997, $7,400,000 in 1998, and $98,760,000 in subsequent years through 2017.

Note 7 - Income Taxes:
- ----------------------

         The Company prospectively adopted Statement of Financial Accounting
                                           ---------------------------------
Standards No. 109 - Accounting for Income Taxes (FAS 109) effective January 4,
- -----------------------------------------------
1993, the first day of the nine month period ended October 3, 1993. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting

Principles Board Opinion No. 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

         Under FAS 109, assets and liabilities acquired in business combinations accounted for under the purchase method are assigned their fair values, and deferred taxes are provided for lower or higher tax bases. Under APB 11, values assigned were net-of-tax. In adopting FAS 109, the Company adjusted the carrying amounts of the Michigan Sugar Company fixed assets and LIFO inventories acquired in 1984. Pretax income from operations for the nine-month period ended October 3, 1993 was reduced by $5,600,000 representing additional cost of sales and depreciation expense resulting from the higher carrying amounts.

         The net adjustments to the January 4, 1993 balance sheet to adopt FAS 109 resulted in a $600,000 credit to net income. This amount is reflected in the accompanying consolidated statement of operations for the nine-month period ended October 3, 1993 as a cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the then current tax rate of 34% as opposed to the higher tax rates that were in effect during the Michigan acquisition in 1984.

         Pretax income from continuing operations for all periods presented was taxed exclusively in the United States. The provision for income taxes which has been accrued by the Company is composed of the following:

                               For the Nine Months Ended  For the Fiscal Year Ended
                               -------------------------  -------------------------
                                           September 27,
                               October 3,      1992       January 3,  December 29,
                                  1993       Unaudited       1993         1991
                               ----------  -------------  ----------  ------------
                                            (In thousands of dollars)
       Current federal          $ (3,692)     $  2,015     $ 13,412     $ 27,517
       Current state                (232)          595          763        2,165
       Deferred federal            4,796         7,163         (666)      (7,714)
       Deferred state                102           130          119         (170)
       Tax rate increase             181             -            -            -
                                --------      --------     --------     --------
       Provision charged to
         continuing operations     1,155         9,903       13,628       21,798
       Benefit credited to
         stockholders' equity
         for minimum pension
         liability adjustment     (5,502)            -            -            -
                                --------      --------     --------     --------
       Total provision          $ (4,347)     $  9,903     $ 13,628     $ 21,798
                                ========      ========     ========     ========

         Cash payments of income taxes amounted to $11,834,000 for the nine-month period ended October 3, 1993, $16,197,000 for the nine-month period ended September 27, 1992, $16,774,000 for the twelve-month period ended January 3, 1993 and $27,649,000 for the twelve-month period ended December 29, 1991.

         Deferred income tax liabilities (assets) are comprised of the following at October 3, 1993 (in thousands of dollars):

       Depreciation                            $ 24,824
       Other post employment benefits           (11,395)
       Accrued pension liability                 (8,513)
       Deferred compensation                     (4,844)
       Tax benefit purchases                      4,114
       Other non-current                           (235)
                                               --------
       Total net non-current liability            3,951
                                               --------
       Other accrued expenses                    (1,118)
       Inventory                                    452
       Other current                               (658)
                                               --------
       Total net current asset                   (1,324)
                                               --------
       Net deferred liability                  $  2,627
                                               ========

         The components of the Company's deferred income tax provisions calculated under APB 11 and the tax effects of each are summarized below:

                                            For the Nine
                                            Months Ended   For the Fiscal Year Ended
                                            -------------  -------------------------
                                            September 27,
                                                1992       January 3,  December 29,
                                              Unaudited       1993         1991
                                            -------------  ----------  ------------
                                                   (In thousands of dollars)
 Increase of current federal
   taxes resulting from tax
   benefit purchases                          $  (714)      $  (787)      $(1,447)
 Excess of tax over book
   depreciation                                   879         1,439           371
 Employee related expenses
   recognized in different periods
   for book and tax purposes                   (1,106)       (1,562)       (1,214)
 Expenses related to sugar beet
   processing recognized in
   different periods for book
   and tax purposes                             8,299           (77)       (3,266)
 Other                                            (65)          440        (2,328)
                                              -------       -------       -------
                                              $ 7,293       $  (547)      $(7,884)
                                              =======       =======       =======

         A non-current deferred tax debit of $10,671,000 related to the cumulative effect of a change in accounting principle for postretirement health care and life insurance benefits is included in "Deferred income taxes" at January 3, 1993.

         A deferred tax asset of $12,080,000 related to timing differences on current assets and liabilities is included in "Other current assets" at January 3, 1993.

         A reconciliation between the provision for income taxes and the amount computed by applying the U. S. federal income tax rate of 34% to income before income taxes and change in accounting principle is as follows:

                                 For the Nine Months Ended  For the Fiscal Year Ended
                                 -------------------------  -------------------------
                                             September 27,
                                 October 3,      1992       January 3,   December 29,
                                    1993       Unaudited       1993          1991
                                 ----------  -------------  ----------   ------------
                                              (In thousands of dollars)
 Computed "expected" tax expense    $1,068      $9,393       $13,929       $20,420
 Increases (reductions) in taxes
   resulting from:
   State income taxes, net of
     federal income tax benefit         95         436           581         1,316
   Non-deductible depreciation
     expense                             -         312           416           429
   Tax-free income earned             (107)       (215)         (519)         (656)
   Tax credit recapture                  -           -             -           322
   ESOP dividends                     (547)          -             -             -
   Effect of tax rate increase         181           -             -             -
   Other                               465         (23)         (779)          (33)
                                    ------      ------       -------       -------
 Provision for income taxes         $1,155      $9,903       $13,628       $21,798
                                    ======      ======       =======       =======

         The Company increased its deferred income tax liability in the last quarter of the transition period as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993.

Note 8 - Stockholders' Equity:
- ------------------------------

         The stockholders have ratified an amendment to the Certificate of Incorporation of the Company authorizing a class of preferred stock to consist of up to 1,000,000 shares of $.50 par value stock. Under the amendment, the Board of Directors can determine the characteristics of the preferred stock without further stockholder approval.

Note 9 - Employee Retirement Plans and Other Benefit Plans:
- -----------------------------------------------------------

         Substantially all employees and retirees of the Company are covered by noncontributory defined benefit pension plans. The Company also provides supplemental pension benefits to certain retired employees. The supplemental pension benefits are determined annually by the Board of Directors and are expensed as paid.

         Benefits under the noncontributory defined benefit plans for bargaining employees are primarily based on years of service; benefits for other employees are generally based on years of service and the employee's highest consecutive three-year average earnings. The Company's policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act as determined by the plans' consulting actuaries. At October 3, 1993, the assets of these plans are invested primarily in common stocks, mutual funds, bond funds, and cash equivalents including 217,587 shares of the Company's common stock with a market value of $3,565,000, $3,565,000 of the Company's common stock at October 3, 1993. The plan received $116,710 in dividends from these shares during the nine-month period ended October 3, 1993.

         The following table sets forth the status of the Company's defined benefit pension plans and the pertinent assumptions used in computing this information as of the end of each respective period:

                                              October 3,    January 3,
                                                 1993          1993
                                              ----------    ----------
                                              (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $(67,785)    $(57,329)
         Nonvested                               (7,871)      (4,878)
                                               --------     --------
     Accumulated benefit obligation             (75,656)     (62,207)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases          (8,217)     (11,265)
                                               --------     --------
     Projected benefit obligation               (83,873)     (73,472)
     Plan assets at fair value                   57,393       55,478
                                               --------     --------
     Projected benefit obligation
       (in excess of) plan assets               (26,480)     (17,994)
     Unrecognized prior service cost              4,540        4,825
     Unrecognized net loss                       26,139       16,826
     Unrecognized net asset
       at transition                             (4,503)      (5,310)
     Adjustment required to recognize
       minimum liability                        (17,912)      (5,211)
                                               --------     --------
     Pension liability included
       in "Deferred employee benefits"         $(18,216)    $ (6,864)
                                               ========     ========

         The table above is based on a discount rate of 7.5 % for the nine-month period ended October 3, 1993 and 9% for the twelve-month period ended January 3, 1993, and projected salary increases of 4% for the nine-month period ended October 3, 1993 and 6% for the twelve-month period ended January 3, 1993.

         Pension expense for the nine-month period ended October 3, 1993, the twelve-month period ended January 3, 1993, and the twelve-month period ended December 29, 1991 is summarized as follows:

                                         Nine Months       Twelve          Twelve
                                            Ended       Months Ended    Months Ended
                                         -----------    ------------    ------------
                                         October 3,      January 3,     December 29,
                                            1993            1993            1991
                                         -----------    ------------    ------------
                                                  (In thousands of dollars)
   Costs related to services provided
     by employees during the year          $ 1,573        $ 2,180         $ 1,942
   Interest cost on projected benefit
     obligation                              4,910          6,212           6,050
   Actual gain on plan assets               (2,476)        (1,620)         (1,806)
   Net amortization and deferrals           (2,692)        (5,589)         (5,331)
                                           -------        -------         -------
   Pension expense related to
     defined benefit plans                   1,315          1,183             855
   Supplemental pension benefits                92            124             125
                                           -------        -------         -------
     Total pension expense                 $ 1,406        $ 1,307         $   980
                                           =======        =======         =======

Pension expense for the nine-month period ended September 27, 1992 was $824,000 (unaudited).

         The expected long-term rate of return on plan assets used in determining "Pension expense related to defined benefit plans" as shown above was 10.5% for the nine-month period ended October 3, 1993, 11% for the twelve-month periods ended January 3, 1993 and December 29, 1991, respectively. For fiscal 1994, the rate has been lowered to 9.5%.

         The Company sponsors a non-qualified defined benefit pension plan to supplement its qualified plan for certain management employees. The actuarially determined expense related to this plan was $800,000 for the nine-month period ended October 3, 1993, $1,010,000 for the twelve-month period ended January 3, 1993, and $878,000 for the twelve-month period ended December 29, 1991. Of these expenses, the interest portion amounted to $569,000 for the nine-month period ended October 3, 1993, $707,000 for the twelve-month period ended January 3, 1993, and $615,000 for the twelve-month period ended December 29, 1991. The remaining balance of the expense in each year is primarily service cost. Total expense related to this plan for the nine-month period ended September 27, 1992 was approximately $701,000 (unaudited).

         The table below summarizes the status of this plan at the end of each respective period:

                                              October 3,    January 3,
                                                 1993          1993
                                              ----------    ----------
                                             (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $ (9,063)      $(7,701)
         Nonvested                                 (993)         (682)
                                               --------       -------
     Accumulated benefit obligation             (10,056)       (8,383)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases            (267)         (224)
                                               --------       -------
     Projected benefit obligation               (10,323)       (8,607)
     Unrecognized prior service cost                130           131
     Unrecognized net loss                        1,937           740
     Unrecognized net obligation
       at transition                                229           289
     Adjustment required to recognize
       minimum liability                         (2,029)         (936)
                                               --------       -------
     Pension liability included
       in "Deferred employee benefits"         $(10,056)      $(8,383)
                                               ========       =======

The table above is based on a discount rate of 7.5% for the nine-month period ended October 3, 1993 and 9% for the twelve-month period ended January 3, 1993, and projected salary increases of 4% for the nine-month period ended October 3, 1993 and 6% for the twelve-month period ended January 3, 1993.

         In accordance with the provisions of Statement of Financial Accounting
                                              ---------------------------------
Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded
- -----------------------------------------------------
an additional minimum liability at October 3, 1993 and at January 3, 1993 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. The additional liability has been offset by an intangible asset which is included in "Other assets" to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded net of the related deferred tax benefit as a reduction of stockholders' equity of $9,453,000 at October 3, 1993, $1,241,000 at September 27, 1992, and $1,437,000 at January 3, 1993.

         The Company also sponsors a deferred compensation plan which permits directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries which have been deferred since the plan's inception have been accrued and the primary expense, other than salaries, related to this plan is interest on the deferred amounts. Interest expense during the nine-month period ended October 3, 1993, nine-month period ended September 27, 1992, twelve-month period ended January 3, 1993, and twelve-month period ended December 29, 1991 includes $1,247,000, $1,037,000 (unaudited), $1,449,000, and $1,196,000, respectively, related to this plan. The Company has included in "Deferred employee benefits" $13,191,000 at October 3, 1993 and $11,365,000 at January 3, 1993 to reflect its liability under this plan.

         To fund this plan and the non-qualified defined benefit pension plan, the Company purchases whole-life insurance contracts on the related directors and employees. The Company has included in "Other assets" $12,303,000 at October 3, 1993 and $11,330,000 at January 3, 1993 which represent the capitalized value of these policies. If all of the assumptions regarding mortality, interest rates, policy dividends, and other factors are realized, the Company will ultimately realize its full investment plus a factor for the use of its money.

         The Company sponsors a 401(k) or Employee Retirement Savings Plan (SAVERS) in which substantially all non-bargaining employees are eligible to participate. The SAVERS allows eligible employees to save a portion of their salary on a pre-tax basis. The Company matches 25% of employee contributions of up to 6% of their eligible salary. The Company has expensed contributions to the SAVERS of $266,000 for the nine-month period ended October 3, 1993, $257,000 (unaudited) for the nine-month period ended September 27, 1992, $345,000 for the twelve-month period ended January 3, 1993 and $338,000 for the twelve-month period ended December 29, 1991.

         The Company also sponsors an Employee Stock Ownership Plan (ESOP) in which substantially all non-bargaining employees participate. Contributions, if any, are determined annually at the discretion of the Board of Directors and are primarily based upon the earnings of the Company. The contribution may be made in the form of cash or Company stock. The Company has expensed contributions to the ESOP of $1,235,000 for the nine-month period ended October 3, 1993, $1,359,000 (unaudited) for the nine-month period ended September 27, 1992, $1,500,000 for the twelve-month period ended January 3, 1993 and $3,720,000 for the twelve-month period ended December 29, 1991.

         The Company maintains a profit-based incentive plan which currently covers approximately 1,100 qualified employees. Compensation under this plan was $0 for the nine-month period ended October 3, 1993, $1,553,000 for the nine-month period ended September 27, 1992 (unaudited), $979,000 for the twelve-month period ended January 3, 1993, and $5,344,000 for the twelve-month period ended December 29, 1991. The liability for each respective twelve month period was included in "Other liabilities and accrued expenses" and paid in the following year.

         The Company also sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. Effective December 30, 1991, the first day of the twelve month period ended January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for
- -------------------------------------------------------------------------------
Postretirement Benefits Other Than Pensions (FAS 106).  This standard requires
- -------------------------------------------
accrual of the expected cost of providing postretirement benefits to employees and their beneficiaries and covered dependents during the years that employees provide services. Prior to December 30, 1991, the Company expensed the costs of health care and life insurance benefits provided to retirees in the period in which these costs were paid.

         The cumulative effect of this change in accounting principle was a one-time charge of $28,841,000 before taxes, or $18,170,000 net of tax benefits calculated at an estimated effective tax rate of 37%. Annual postretirement benefits expense for the nine month period ended September 27, 1992 increased $345,000 (unaudited) net of tax benefits, or $.02 (unaudited) per share, due to the implementation of FAS 106. Annual postretirement benefits expense for the twelve month period ended January 3, 1993 increased $613,000 net of tax benefits, or $.02 per share, due to the implementation of FAS 106. Results of operations for the interim quarters of calendar 1992 have been restated to reflect this change in accounting principle (see Note 11). The cost of postretirement health care and life insurance benefits for the transition period and fiscal 1992 under FAS 106 includes the following (in thousands of dollars):

                                           Nine Months Ended   Twelve Months Ended
                                            October 3, 1993      January 3, 1993
                                           -----------------   -------------------
     Service cost                               $  428              $  547
     Interest cost                               1,878               2,451
                                                ------              ------
     Total postretirement benefit expense       $2,306              $2,998
                                                ======              ======

The cost of postretirement health care and life insurance benefits for the nine-month period ended September 27, 1992 was approximately $2,107,000 (unaudited). The cost of these benefits during the twelve-month period ended December 29, 1991 as recorded under the previous accounting principle was $2,242,000.

         The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded as of the end of each respective period, were as follows (in thousands of dollars):

                                            October 3, 1993    January 3, 1993
                                            ---------------    ---------------
     Accumulated postretirement benefit
       obligation:
         Retirees                              $(17,670)          $(12,187)
         Active participants                    (13,920)           (17,627)
                                               --------           --------
     Accumulated benefit obligation             (31,590)           (29,814)
     Unrecognized net loss                          704                  -
                                               --------           --------
     Accrued postretirement benefit
       obligation included in
       "Deferred employee benefits"            $(30,886)          $(29,814)
                                               ========           ========

         The assumed discount rate was 7.5% for the nine-month period ended October 3, 1993 and 8.5% for the twelve-month period ended January 3, 1993. For the nine-month period ended October 3, 1993, the rate of increase in the per capita costs of covered health care benefits was assumed to be 9% for the first 5 years, 7% for the next five years and 5% thereafter. For the twelve-month period ended January 3, 1993, the rate of increase was assumed to be 10% for the first 5 years, 8% for the next five years, and 6% thereafter. Increasing the health care cost trend rate assumption by one percentage point would increase the accumulated postretirement benefit obligation as of October 3, 1993 by approximately $2,590,000 and would increase periodic postretirement benefit cost by approximately $224,000 for the nine-month period ended October 3, 1993.

Note 10 - Commitments and Contingencies:
- ----------------------------------------
         The Company has contracted for the purchase of a substantial portion of its future raw sugar requirements. Prices to be paid for raw sugar under these contracts are based in some cases on market prices during the anticipated delivery month. In other cases prices are fixed and, in these instances, the Company generally obtains commitments from its customers to buy the sugar prior to fixing the price, or enters into futures transactions to hedge the commitment.

         In May 1992, the United States Customs Service (Customs) issued a bill to the Company for approximately $7,500,000 seeking reimbursement for certain drawback claims filed by the Company with Customs during the period 1984 through 1988. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during these years are technically and/or substantively deficient and that the Company, therefore, is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and intends to vigorously protest the decision of Customs. While it is not certain how long the protest (administrative appeal) process will take, based upon the facts known to the Company at this time, the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

         In July 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. Discovery in this case has been completed, and based upon the information obtained, the Company has determined that NUS is seeking approximately $4,000,000 inclusive of prejudgment interest from the Company. The Company intends to vigorously defend the action and strongly contends that no amounts are due to NUS.

Note 11 - Quarterly Financial Information (Unaudited):
- ------------------------------------------------------

         Unaudited quarterly financial information for the nine-month period ended October 3, 1993 and the twelve-month period ended January 3, 1993 is as follows:

                                              First       Second       Third
                                             Quarter      Quarter     Quarter
                                              Ended        Ended       Ended
                                             April 4,     July 4,    October 3,
                                               1993         1993        1993
                                             --------     -------    ----------
                            (In thousands of dollars except for per share amounts)
Nine-month period
ended October 3, 1993
- ---------------------

Net sales                                   $255,015     $270,979     $292,122
Gross profit                                  25,507       26,042       22,836
Income from operations                         6,076        5,317          446
Income (loss) before change in
  accounting principle                         2,653        1,490       (2,157)
 Per share                                       .10          .06         (.08)

Net income (loss)                              3,253        1,490       (2,157)
 Per share                                       .12          .06         (.08)


                                 First        Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter
                                 Ended        Ended        Ended        Ended
                               March 29,    June 28,   September 27,  January 3,
                                 1992         1992         1992          1993
                               ---------    --------   -------------  ----------
                            (In thousands of dollars except for per share amounts)
Twelve-month period
ended January 3, 1993
- ---------------------

Net sales                      $253,795     $281,973     $297,573     $304,773
Gross profit                     28,254       34,220       32,446       34,536
Income from operations            9,449       14,507       10,411       14,776
Income before change in
  accounting principle            4,587        7,557        5,580        9,616
 Per share                          .17          .28          .21          .37

Net (loss) income               (13,583)       7,557        5,580        9,616
 Per share                         (.51)         .28          .21          .37

Quarterly results of operations for the nine-month period ended October 3, 1993 reflect the change in the Company's fiscal year end. The First Quarter Ended April 4, 1993 has been restated to reflect the cumulative effect of adoption of FAS 109 of $600,000 effective January 4, 1993. The Third Quarter reflects a $4,900,000 increase in cost of sales and the associated $1,900,000 income tax benefit representing the liquidation of LIFO basis inventory acquired in 1984 as further explained in Note 1 to the financial statements.

Quarterly results of operations for the twelve-month period ended January 3, 1993 have been restated to reflect the adoption of FAS 106. In addition to the cumulative after-tax charge of $18,170,000 recorded in the first quarter of the twelve-month period ended January 3, 1993, the adoption of this accounting principle reduced income from operations by $243,000 and net income by $153,000 as previously reported for each of the four quarters of the twelve-month period ended January 3, 1993.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                   Schedule V
                                   ----------
                         Property, Plant and Equipment
                         -----------------------------
                           (In thousands of dollars)



   Column A        Column B      Column C     Column D         Column E      Column F
   --------        --------      --------     --------         --------      --------
                Balance at the                                              Balance at
                 beginning of                                 Transfers     the end of
Classification    the period     Additions   Retirements     add (deduct)   the period
- --------------  --------------   ---------   -----------     ------------   ----------
                                  For the 39 Weeks Ended October 3, 1993
                                  --------------------------------------

Land              $   6,384      $   2,021    $       -       $       -     $   8,405
Buildings            81,233          5,929            -               -        87,162
Machinery &
  equipment         253,132         40,235       (3,925)              -       289,442
Leasehold
  improvements        1,163              -           (4)              -         1,159
Projects-in-
  process            13,523          8,467            -               -        21,990
                  ---------      ---------    ---------       ---------     ---------
                  $ 355,435      $  56,652(1) $  (3,929)      $       -     $ 408,158
                  =========      =========    =========       =========     =========


                                  For the 53 Weeks Ended January 3, 1993
                                  --------------------------------------

Land              $   6,504      $      45    $    (165)      $       -     $   6,384
Buildings            66,755         15,825       (1,347)              -        81,233
Machinery &
  equipment         234,446         24,612       (5,926)              -       253,132
Leasehold
  improvements        1,982              -         (819)              -         1,163
Projects-in-
  process             8,704          4,819            -               -        13,523
                  ---------      ---------    ---------       ---------     ---------
                  $ 318,391      $  45,301    $  (8,257)      $       -     $ 355,435
                  =========      =========    =========       =========     =========


                                  For the 52 Weeks Ended December 29, 1991
                                  ----------------------------------------

Land              $   5,293      $   1,211    $       -       $       -     $   6,504
Buildings            54,613         12,624         (482)              -        66,755
Machinery &
  equipment         190,963         48,522       (5,039)              -       234,446
Leasehold
  improvements        1,963             20           (1)              -         1,982
Projects-in-
  process            15,420         (6,716)           -               -         8,704
                  ---------      ---------    ---------       ---------     ---------
                  $ 268,252      $  55,661    $  (5,522)      $       -     $ 318,391
                  =========      =========    =========       =========     =========

(1) Additions for the 39 weeks ended October 3, 1993 include $10,446 for the write-up of assets at Michigan Sugar Company due to the adoption of FAS 109 (see Note 7 for further discussion) and $10,852 for the assets acquired as a result of the acquisition of King Packaging Company.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                  Schedule VI
                  Accumulated Depreciation and Amortization of
                         Property, Plant and Equipment
                           (In thousands of dollars)



  Column A        Column B         Column C         Column D       Column E      Column F
  --------        --------         --------         --------       --------      --------
                 Balance at       Additions
               the beginning   charged to cost                                  Balance at
                   of the            and                           Transfers    the end of
Classification     period          expense        Retirements     add (deduct)  the period
- -------------- -------------   ---------------    -----------     ------------  ----------
                          For the 39 Weeks Ended October 3, 1993
                          --------------------------------------

Buildings        $  25,483       $   3,057         $       -       $       -    $  28,540
Machinery &
  equipment        103,029          28,477            (1,775)              -      129,731
Leasehold
  improvements         794              46                 -               -          840
                 ---------       ---------         ---------       ---------    ---------
                 $ 129,306       $  31,580(1)      $  (1,775)      $       -    $ 159,111
                 =========       =========         =========       =========    =========


                          For the 53 Weeks Ended January 3, 1993
                          --------------------------------------

 Buildings       $  22,485       $   3,722         $    (724)      $       -    $  25,483
 Machinery &
   equipment        88,683          18,595            (4,249)              -      103,029
 Leasehold
   improvements        924              56              (186)              -          794
                 ---------       ---------         ---------       ---------    ---------
                 $ 112,092       $  22,373         $  (5,159)      $       -    $ 129,306
                 =========       =========         =========       =========    =========


                         For the 52 Weeks Ended December 29, 1991
                         ----------------------------------------

 Buildings       $  19,656       $   2,966         $    (137)      $       -    $  22,485
 Machinery &
   equipment        76,808          16,275            (4,400)              -       88,683
 Leasehold
   improvements        831             112               (19)              -          924
                 ---------       ---------         ---------       ---------    ---------
                 $  97,295       $  19,353         $  (4,556)      $       -    $ 112,092
                 =========       =========         =========       =========    =========

(1) Additions for the 39 weeks ended October 3, 1993 include $7,754 for the write-up of assets at Michigan Sugar Company due to the adoption of FAS 109 (see Note 7 for further discussion) and $6,095 for the accumulated depreciation on assets acquired as a result of the acquisition of King Packaging Company.

Item 9.   Disagreements on Accounting and Financial Disclosure.
- ---------------------------------------------------------------

         None.
                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of Registrant.
- ---------------------------------------------------------

         The information relating to the Directors of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section, pages 4 through 7, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 17, 1994, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 ("1994 Proxy Statement"). The information relating to the Executive Officers of the Company is incorporated by reference from the "MANAGEMENT OF SAVANNAH FOODS & INDUSTRIES, INC." section, page 8 of the 1994 Proxy Statement.


Item 11.  Executive Compensation.
- ---------------------------------

         The information relating to executive compensation is incorporated by reference from the "EXECUTIVE COMPENSATION" section, pages 9 through 11, of the 1994 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- -------------------------------------------------------------------------

         The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section, pages 2 and 3, of the 1994 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated by reference from the "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" section, page 15, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 13, of the 1994 Proxy Statement.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- ---------------------------------------------------------------------------

         (a)  (1) and (2) see index of Financial Statements, Item 8 (a) and 8
              (b), page 17.

         (a)  (3) Exhibits

Page  Exhibit
No.   Number                      Description
- ---   ------                      -----------
        3-1      Articles of Incorporation, as amended, is hereby incorporated by reference to Commission File No. 0-5002 on Form
                 10-K for the year ended January 3, 1993 as Exhibit 3-1.

51      3-2      By-Laws, as amended.

       10-1*     Profit Sharing and Management Incentive Compensation Plan is hereby incorporated by reference to Commission File
                 No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-1.

       10-2*     Supplemental Executive Retirement Plan, as amended and restated, is hereby incorporated by reference to Commission
                 File No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-2.

       10-3*     Amendment No. 1 to the Supplemental Executive Retirement Plan is hereby incorporated by reference to Commission
                 File No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-3.

       10-4*     Deferred Compensation Plan for Key Employees, as amended and restated, is hereby incorporated by reference to
                 Commission File No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-4.

       10-5*     Amendment No. 1 to the Deferred Compensation Plan for Key Employees is hereby incorporated by reference to
                 Commission File No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-5.

Page  Exhibit
No.   Number                      Description
- ---   ------                      -----------
       10-6*     Employment Agreement - W. W. Sprague, Jr., as amended, is incorporated by reference to Commission File No. 0-5002 filed on Form 10-K for the year ended December 29, 1991 as Exhibit 10-7.

       10-7*     Amendment to Employment Agreement - W. W. Sprague, Jr. - is hereby incorporated by reference to Commission File
                 No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-7.

       10-8*     Employment Agreement - Ernest Flegenheimer, as amended, is incorporated by reference to Commission File No. 0-5002 filed on Form 10-K for the year ended December 29, 1991 as Exhibit 10-8.

       10-9*     Amendment to Employment Agreement - Ernest Flegenheimer - is hereby incorporated by reference to Commission File
                 No. 0-5002 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-9.

      10-10*     Employment Agreements with all other Executive Officers of the Company are incorporated by reference to Commission
                 File No. 0-5002 filed on Form 10-K for the year ended January 1, 1989 as Exhibit 10-10.

      10-11*     Employment Agreement - W. W. Sprague, III is incorporated by reference to Commission File No. 0-5002 filed on Form
                 10-K for the year ended December 29, 1991 as Exhibit 10-10.

50     24-1      Consent of Independent Accountants

         * Indicates exhibits which are management contracts or compensatory agreements.

        (b) Reports on Form 8-K - During the quarter ended October 3, 1993, Registrant filed a current report on Form 8-K, dated
                July 21, 1993, reporting that the Registrant changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30 beginning with the fiscal year ended October 3, 1993.

         (c)  See Item 14 (a)(3) above.

         (d)  Not applicable.

                                  UNDERTAKINGS

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Number 2-63448, Monthly Investment Plan for Employees of Savannah Foods & Industries, Inc. (filed June 19, 1984 as amended on April 3, 1992); and Number 2-94678, Employee Retirement Savings Account Plan (filed December 22,
1984).

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to Directors, Officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a Director, Officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such Director, Officer or controlling persons in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURE
                                   ---------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SAVANNAH FOODS & INDUSTRIES, INC.


Dated:September 15, 1994      By: /S/William W. Sprague, III
      ------------------         ---------------------------
                                 William W. Sprague, III
                                 President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated:


/S/William W. Sprague, Jr.    Chairman and Director                                  September  15 , 1994
- --------------------------    (PRINCIPAL EXECUTIVE                                             ----
William W. Sprague, Jr.       OFFICER)


/S/William W. Sprague, III    President and Director                                 September  15 , 1994
- --------------------------    (PRINCIPAL OPERATING                                             ----
William W. Sprague, III       OFFICER)


/S/William R. Steinhauer      Senior Vice President -                                September  15 , 1994
- --------------------------    Finance & Administration &                                       ----
William R. Steinhauer         Assistant Secretary (PRINCIPAL
                              FINANCIAL AND PRINCIPAL
                              ACCOUNTING OFFICER)


/S/F. Sprague Exley           Vice President-Distribution                            September  16 , 1994
- --------------------------    and Director                                                     ----
F. Sprague Exley


/S/W. Waldo Bradley           Director                                               September  16 , 1994
- --------------------------                                                                     ----
W. Waldo Bradley


/S/John D. Carswell           Director                                               September  16 , 1994
- --------------------------                                                                     ----
John D. Carswell


/S/Hugh M. Tarbutton          Director                                               September  16 , 1994
- --------------------------                                                                     ----
Hugh M. Tarbutton


/S/Arthur Gignilliatt, Jr.    Director                                               September  16 , 1994
- --------------------------                                                                     ----
Arthur Gignilliatt, Jr.


/S/Robert L. Harrison         Director                                               September  16 , 1994
- --------------------------                                                                     ----
Robert L. Harrison


/S/Arnold Tenenbaum           Director                                               September  16 , 1994
- --------------------------                                                                     ----
Arnold Tenenbaum