Form 10-K
period 1994-10-02
SAVANNAH FOODS & INDUSTRIES INC
filed 1994-12-30
CIK 86941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended         October 2, 1994
                          -----------------------------
                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------   ------------------------------

Commission file number  1-11420
                      ----------------------------------------------------------

                      SAVANNAH FOODS & INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

           Delaware                                      58-1089367
- ---------------------------------          -------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     identification No.)

     P. O. Box 339, Savannah, Georgia                       31402
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (912) 234-1261
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock - Par Value: $.25 per share
- --------------------------------------------------------------------------------
                               (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:

                                     None
- --------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                     Yes   X    No
                                                           ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


At November 30, 1994, there were 26,238,196 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 30, 1994 was $308,298,803.


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 16, 1995 are incorporated by reference in Part III hereof.

The exhibit index is located on page 40 of this filing.

Page 1 of 232 pages.

                                     PART I

Item 1.   Business

     Savannah Foods & Industries, Inc. ("Registrant") was incorporated in Delaware on February 19, 1969, as the successor to Savannah Sugar Refining Corporation, which was originally incorporated in New York in 1916.

     Registrant and its subsidiaries collectively comprise one business segment and are engaged in the production, marketing, and distribution of food products, primarily refined sugar.

     Registrant and its wholly-owned subsidiaries, Colonial Sugars, Inc. and Everglades Sugar Refinery, Inc., are engaged in the refining and marketing of a complete line of bulk, packaged and liquid sugars and sugar products, including edible molasses, liquid animal feeds and corn syrup blends. These products are marketed primarily in the southeastern portion of the United States, Louisiana, and Texas, but are also widely distributed into other states generally east of the Mississippi and south of New England. Packaged sugar is marketed under the trade names DIXIE CRYSTALS(R), COLONIAL(R), EVERCANE(R), but is also sold under Registrant's other controlled labels and under customers' private label brands. These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar.

     Michigan Sugar Company, a wholly-owned subsidiary of Registrant, and its wholly-owned subsidiary, Great Lakes Sugar Company, are engaged in the processing of sugar beets into refined sugar and the production of beet pulp and molasses. The refined sugar is marketed primarily in the states of Michigan and Ohio, but is also distributed in the midwestern and eastern parts of the United States. Packaged sugar is marketed under the trade name PIONEER(R), but is also sold under customers' private label brands. These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar. Most of the beet pulp is pelletized and sold for export. The balance is sold in the domestic market. The majority of the molasses is sold to Registrant's beet molasses desugarization facility for further processing to recover additional sugar.

     Dixie Crystals(R) Foodservice, Inc., a wholly-owned subsidiary of Registrant, produces and markets a line of sugar envelopes and portion control items consisting of individual servings of salt, pepper, non-dairy creamer, etc., under the trade names DIXIE CRYSTALS(R) and PIONEER(R), and under various private labels. Foodservice also markets a saccharin-based sweetener under the trade name of SWEET THING(R) and an aspartame-based sweetener under the trade name of SWEET THING II(R). These products are marketed to the food service trade through-out the United States both by means of direct sales and through brokers and are primarily shipped directly to customers by common carrier truck.

     King Packaging Company, Inc. a wholly-owned subsidiary of Dixie Crystals(R) Foodservice, Inc., packs custom made meal kits for the food service industry and provides complimentary products to the portion control products manufactured at Registrant's other foodservice locations. These products are marketed to the food service trade through-out the United States both by means of direct sales and through brokers and are primarily shipped directly to customers by common carrier truck.

     Raceland Sugars, Inc., a wholly-owned subsidiary of Registrant, operates a raw sugar mill and is engaged in the business of producing raw sugar which is marketed in the Louisiana area. Additionally, the by-products, molasses and bagasse, are currently sold in the domestic market.

     During 1994, Registrant entered into agreements with a Mexican business group to conduct several joint ventures in the Mexican sweetener industry. The projects related to the joint ventures are in various stages of development, but as of the end of fiscal 1994, none were operational nor had a material amount of Registrant's assets been committed to the joint ventures.

     Parent and Subsidiaries. The following list presents the relationship of Registrant to its subsidiaries at October 2, 1994:

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

     (l) *Phoenix Packaging Corporation, a Delaware corporation, wholly-owned subsidiary.

     (m) *Pioneer Trading Company, a Virgin Islands corporation, wholly-owned subsidiary of Michigan Sugar Company.

     (n) *Savannah Investment Company, a Delaware corporation, wholly-owned subsidiary.

     (o) *King Packaging Company, Inc., a Georgia corporation, wholly-owned subsidiary of Dixie Crystals(R) Foodservice, Inc.

     (p) *Savannah International Company, a Delaware corporation, wholly-owned subsidiary.

     (q) *Savannah Packaging Company, a Delaware corporation, a wholly-owned subsidiary of Savannah International Company.

     (r) *Savannah Total Invert Company, a Delaware corporation, a wholly-owned subsidiary of Savannah International Company.

     (s) Refined Sugar Trading Institute, Inc., a Delaware corporation, an Export Trading Company, is a non-profit corporation owned jointly with a non-affiliated company.

     *Indicates subsidiaries included in consolidated financial statements.

     The operations of Registrant and its wholly-owned subsidiaries, Everglades Sugar Refinery, Inc., Colonial Sugars, Inc., Michigan Sugar Company, Dixie Crystals(R) Foodservice, Inc., and Raceland Sugars, Inc. comprise Registrant's only significant product line which consists of sugar products.

     Raw Materials. A large portion of the raw sugar for Registrant's Savannah refinery and all the raw sugar for Registrant's wholly-owned subsidiary, Everglades Sugar Refinery, Inc., is normally supplied by cane sugar producers in the state of Florida. A large portion of the raw sugar for Registrant's subsidiary, Colonial Sugars, Inc., is normally supplied by cane sugar producers in the state of Louisiana. In the case of the Savannah refinery and Colonial Sugars, Inc., the remaining raw sugar requirements are purchased on the open market, and consist of off-shore cargoes purchased directly and through raw sugar trade houses. Registrant uses the futures market as a hedging mechanism, as circumstances warrant.

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

     Competition. All phases of the refined sugar business and all geographic markets of the business engaged in by Registrant and its subsidiaries are highly competitive. This Competition is not only with other cane sugar refiners and beet sugar processors, but also with corn sweeteners, artificial sweeteners, and with resellers who purchase all of these sweeteners. Competing cane sugar refineries are located in Florida, Louisiana, Maryland, New York, Texas, and California. Competing beet sugar processors are located in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oregon, Texas, and Wyoming.

     Competition is primarily based upon price, but is also based upon product quality and customer service. At times, the cane sugar refiners are at a competitive disadvantage to the beet sugar producers due to differing methods by which raw materials are purchased. In the beet industry, the beet farmers participate in any increase or decrease in the selling price of refined sugar. However, in the cane industry, refiners purchase raw sugar at prices which are kept artificially high by United States policy to support sugar farmers, and which do not fluctuate in tandem with refined sugar selling prices. Consequently, when competitive pressures reduce refined sugar prices, the margins of beet sugar producers are affected less adversely than those of cane sugar refiners.

     Number of Employees. At October 2, 1994, Registrant and its subsidiaries had 2,095 full-time employees. In addition, Michigan Sugar Company, Great Lakes Sugar Company, and Raceland Sugars, Inc.

employ a number of seasonal workers during the beet and cane processing campaigns.

Item 2.  Properties.

     Registrant and its wholly-owned subsidiaries own and operate three cane sugar refineries, two sugar melt and transfer facilities, five sugar beet processing plants, a beet molasses desugarization facility, a raw sugar mill, and four foodservice production facilities.

     The three cane sugar refineries are located in Port Wentworth, Georgia; Gramercy, Louisiana and Clewiston, Florida and are owned by Registrant, Colonial Sugars, Inc. and Everglades Sugar Refinery, Inc., respectively. The Port Wentworth facility borders the Savannah River and the Gramercy facility borders the Mississippi River. Both of these locations include a deep water dock with facilities for shipping and receiving ocean-going vessels.

     Registrant owns sugar melt and transfer facilities in St. Louis, Missouri and Ludlow, Kentucky. The St. Louis facility borders on the Mississippi River and has a dock for receiving sugar and molasses shipments.

     Michigan Sugar Company owns and operates four sugar beet processing plants which are located in Caro, Carrollton, Sebewaing, and Croswell, Michigan.
Great Lakes Sugar Company owns and operates a sugar beet processing plant in Fremont, Ohio and a storage facility in Findlay, Ohio. The beet molasses desugarization facility, which is owned by Registrant, is located in Fremont, Ohio.

     Dixie Crystals(R) Foodservice, Inc. owns two production facilities, located in Perrysburg, Ohio and Visalia, California, and leases one facility in Savannah, Georgia. At the end of the lease term, Registrant may purchase the Savannah facility for $10.00. Also, King Packaging Company, Inc. owns and operates a packaging facility in Bremen, Georgia.

     Raceland Sugars, Inc. owns and operates a raw sugar mill in Raceland, Louisiana. In addition to its milling operations, Raceland produces and harvests sugar cane for use at its mill. These farming operations are done largely on leased land.

     The facilities listed above provide Registrant with sufficient productive capacity to meet the demands of its current markets.


Item 3.  Legal Proceedings.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.

      Registrant's common stock, par value $.25 per share ("Common Stock"), is presently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "SFI". (Until October 14, 1992, it was traded in the over-the-counter market under the symbol "SVAN".) The following table sets forth for the periods indicated the high and low sales prices on the NYSE composite tape for when the Common Stock was traded on the NYSE and the high and low bids for the Common Stock for when it was quoted on the NASDAQ National Market System. The bids set forth below do not include retail mark-ups, mark-downs, or commissions and the prices represent quotations between dealers and may not necessarily represent actual transactions. The information provided has been adjusted to the nearest 1/8 and was compiled from quotations furnished by the National Association of Securities Dealers, Inc. and the New York Stock Exchange. Registrant has paid cash dividends on its common stock every year since 1924. The following information is for the twelve-month period ended January 3, 1993, the nine-month period ended October 3, 1993 and the twelve-month period ended October 2, 1994:

             Quarter                                 Dividends
             Ended             High         Low         Paid
            --------         --------     -------     ---------
             03/29/92      $20.500      $16.250         $.130
             06/28/92       19.000       14.750          .130
             09/27/92       18.000       14.500          .130
             01/03/93       16.875       13.625          .135
                                                        -----
                                                        $.525
                                                        =====

             04/04/93      $16.750      $13.500         $.135
             07/04/93       16.625       14.125          .135
             10/03/93       17.875       15.125          .135
                                                        -----
                                                        $.405
                                                        =====

             01/02/94      $16.500      $13.000         $.135
             04/03/94       15.375       10.500          .135
             07/03/94       12.250       10.000          .135
             10/02/94       12.750       10.375          .135
                                                        -----
                                                        $.540
                                                        =====


         As of October 2, 1994, the following indicates the number of holders of record of equity securities:

                 Title of Class            Number of Record Holders
                 --------------            ------------------------
                  Common Stock                      3,462

Item 6.  Selected Financial Data.

         See following pages.

SAVANNAH FOODS & INDUSTRIES, INC.
SUMMARY OF OPERATIONS

(In thousands except for per share amounts and ratios)

                                                                                Fiscal Period Ended
                                                    ----------------------------------------------------------------------------
                                                     October 2,      October 3,      January 3,     December 29,    December 30,
                                                        1994          1993 (1)          1993            1991            1990
- --------------------------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE FISCAL PERIOD
 Net sales........................................   $1,074,367      $  818,116      $1,138,114      $1,199,710      $1,213,721
 Income from operations (excludes other income
   and expenses, taxes and change in accounting
   principle).....................................       20,297          11,839          49,143          66,884          80,837
 Income before change in accounting principle.....        5,743           1,986          27,340          38,260          48,628
 Net income (2)...................................        5,743           2,586           9,170          38,260          48,628
 Other income statement information:
   Depreciation and amortization expense..........       28,972          19,362          23,705          20,510          17,626
   Interest expense...............................       13,380          10,226          10,526           9,820           9,672
   Provision for income taxes.....................        2,863           1,155          13,628          21,798          26,249
 Cash dividends declared..........................       14,169          10,627          13,890          13,116          10,539
 Capital expenditures (3).........................       23,367          40,111          45,301          55,661          41,558
- -------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT THE END OF THE FISCAL PERIOD
 Current assets...................................     $198,880        $269,990        $371,387        $356,769        $309,916
 Current liabilities..............................       85,140         154,760         233,519         223,104         178,531
 Working capital..................................      113,740         115,230         137,868         133,665         131,385
 Property, plant and equipment - gross............      422,695         408,158         355,435         318,391         268,252
 Accumulated depreciation.........................      180,810         159,111         129,306         112,092          97,295
 Total assets.....................................      486,127         567,852         635,755         581,819         495,585
 Long-term debt...................................      140,224         142,078         126,464          94,364          77,411
 Stockholders' equity.............................      188,174         194,714         210,620         224,275         201,387
- -------------------------------------------------------------------------------------------------------------------------------
PER SHARE
 Weighted average shares outstanding..............       26,238          26,238          26,491          26,782          27,069
 Shares outstanding at end of fiscal period              26,238          26,238          26,238          26,723          26,853
 Income before change in accounting principle per
   weighted average share outstanding.............       $  .22          $  .08          $ 1.03          $ 1.43          $ 1.80
 Net income per weighted average share
   outstanding (2)................................          .22             .10             .35            1.43            1.80
 Dividends declared per share.....................          .54             .405            .525            .49             .39
 Stockholders' equity per share (4)...............         7.17            7.42            8.03            8.39            7.50

RATIOS
 Current assets divided by current liabilities....         2.32            1.74            1.59            1.60            1.74
 Long-term debt divided by total long-term debt
   and stockholders' equity.......................          .43             .42             .38             .30             .28
 Tax expense divided by pre-tax income............          .33             .37             .33             .36             .35
- -------------------------------------------------------------------------------------------------------------------------------

(1) On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30. As a result, the fiscal period ended October 3, 1993 represents a nine-month period. For further information, see Note 2 to the accompanying consolidated financial statements.

(2) The Company adopted FAS 109, "Accounting for Income Taxes" during the fiscal period ended October 3, 1993 and adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the fiscal period ended January 3, 1993. For more information, see Notes 7 and 10 to the accompanying consolidated financial statements.

(3) Capital expenditures include $4,757 for the acquisition of King Packaging Company, Inc. fixed assets in July 1993 and $15,798 for the acquisition of Raceland Sugars, Inc. fixed assets in October 1991.

(4)      Based on shares outstanding at end of fiscal period.

Item 7.  Management's Discussion and Analysis of the Company's
         Financial Position and Results of Operations.

Change in fiscal year end:

         On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30, beginning with the fiscal period ended October 3, 1993. The decision to change the fiscal year end was made to conform the Company's financial reporting year to the natural business year of the sugar industry. This is further discussed in Notes 1 and 2 to the consolidated financial statements.

Liquidity

         In 1994 the Company expanded its Total Quality Program to include a working capital reduction program. The purpose of this program is to minimize operating working capital, defined as non-cash assets and non-interest bearing liabilities including dividends payable, and to therefore improve liquidity. The program has been successful and the Company's liquidity improved by $24,758,000. The improved liquidity is primarily represented by an increase in cash and equivalents of $20,955,000 and a decrease in short-term debt of $26,300,000 net of a decrease in investments included in other current assets in 1993 of $19,733,000. Operating working capital decreased by $26,248,000. This decrease was primarily in inventories ($60,299,000) and accounts receivable ($11,254,000) net of a decrease in accounts payable ($49,457,000). During 1994 about $1,490,000 of the decrease in operating working capital was used to fund expenditures (primarily dividends and capital additions, net of asset sales) in excess of net income adjusted for non-cash transactions.

Capital Resources

         Long-term debt, excluding the current portion, decreased $1,854,000 as a result of debt payments. Changes in debt and equity resulted in an increase from 42% to 43% in the ratio of long-term debt to total capital. At October 2, 1994, the Company had $145,000,000 in revolving credit facilities, of which $20,000,000 was outstanding as long-term debt. The Company had no short-term debt as of October 2, 1994. The remaining available balance of $125,000,000 is intended to meet working capital and other cash needs as they arise. All of the $145,000,000 of available facilities are committed through September 30, 1996. The revolving credit facilities, in general, enable the Company to borrow at the banks' cost of funds plus 1/2%.

         In addition, Michigan Sugar Company and Raceland Sugars, Inc. can borrow from the Commodity Credit Corporation against their respective sugar inventory balances to meet working capital requirements and to provide a hedge against reduced refined sugar selling prices.

         At October 2, 1994, stockholders' equity was $188,174,000 compared to equity at October 3, 1993, of $194,714,000. Equity increased as a result of earnings of $5,743,000 for the year ended October 2, 1994, a reduction in the minimum pension liability of $1,243,000, and a reduction in the note receivable from the employee stock ownership plan of $643,000. Dividends decreased equity by $14,169,000.

         Fixed asset additions during the year ended October 2, 1994, were $23,367,000 and proceeds from sale of fixed assets were $3,309,000. The capital expenditures were primarily upgrading and installing sugar packaging and production equipment and concentrated on cost saving or expansion projects which are expected to benefit the Company through increased efficiency, improved quality control and expanded operational capabilities. The Company expects that expenditures for fixed assets, net of cash receipts from disposals, in fiscal 1995 will approximate $17,000,000.

         Effective December 30, 1991, the first day of the year ended January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106). The cumulative effect of adopting FAS 106 was a one-time noncash charge of $18,170,000, net of tax benefits, or $.68 per share. This new accounting standard does not impact the cash flows of the Company. For further information, see Note 10 to the accompanying consolidated financial statements.

         Effective January 4, 1993, the first day of the nine-month period ended October 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109). The cumulative effect of adopting FAS 109 was a one-time noncash credit to income of $600,000, or $.02 per share. The credit was recorded as the cumulative effect of a change in an accounting principle. This new accounting standard does not impact the cash flows of the Company. For further information, see Note 7 to the accompanying consolidated financial statements.

Results of Operations

Year ended October 2, 1994 and nine months ended October 3, 1993

         The Company's net income for the fiscal year ended October 2, 1994 (fiscal 1994) was $5,743,000, or $.22 per share, compared to income of $2,586,000, or $.10 per share, for the nine months ended October 3, 1993 (fiscal 1993). Income for fiscal 1993 includes a $3,030,000 charge to net income (a $4,900,000 increase in cost of sales, net of the associated $1,870,000 income tax benefit) related to a LIFO inventory liquidation at Michigan Sugar as further discussed in Note 2 to the consolidated financial statements and a $600,000 cumulative effect credit due to adopting FAS 109. Income for fiscal 1993 before the cumulative effect of adopting FAS 109 was $1,986,000 or $.08 per share. Average weekly sales volume and prices were down in fiscal 1994 compared to fiscal 1993 due to competitive pressure from beet sugar producers marketing a larger beet crop along with additional sugar carried over from the previous year.

         Productivity increased again in fiscal 1994 at the cane refineries. However, higher raw sugar costs caused by a low raw sugar quota reduced average weekly operating income in this division compared to fiscal 1993.

         Michigan Sugar's average weekly sales volume increased 4% in fiscal 1994 due to a larger crop in Michigan and a carry over from the previous crop. However, average weekly operating income dropped from fiscal 1993 due to lower beet pulp prices and a smaller beet crop in Ohio.

         Dixie Crystals Foodservice's average weekly operating income decreased from fiscal 1993 due to higher sugar costs and competitive pricing pressures. Cost cutting programs which lowered manufacturing costs helped minimize the impact of these negative factors.

         Raceland Sugars, Inc. showed a significant increase in average weekly operating income in fiscal 1994 compared to fiscal 1993 as a result of higher raw sugar prices in 1994.

         Selling, general and administrative expenses decreased 7% on an average weekly basis in fiscal 1994 from fiscal 1993 primarily due to a reduction in storage costs achieved through a production optimization program.

         Interest expense decreased slightly on an average weekly basis in fiscal 1994 due to lower short-term borrowings.

         The effective income tax rate for fiscal 1994 was 33% compared to 37% in fiscal 1993. The lower tax rate in fiscal 1994 is primarily due to lower state income tax expense.

         The outlook is brighter for fiscal 1995. On October 1, 1994, the U.S. Department of Agriculture implemented marketing allotments which should limit the amount of beet sugar which can be sold in the United States. The continued expansion of beet sugar and the resulting negative impact on refined sugar prices has depressed the Company's earnings over the last four years.
Marketing allotments are intended to raise refined selling prices to prevent forfeiture of sugar under loan with the Commodity Credit Corporation.

         Additionally, higher sugar content of beets in Michigan and Ohio, processing more sugar cane at our Raceland raw sugar mill, and an emphasis on reducing costs and promoting value-added products which are not impacted by government legislation should continue to add to the Company's profitability.

Nine months ended October 3, 1993 and year ended January 3, 1993

         The Company's net income for the nine months ended October 3, 1993, (fiscal 1993) was $2,586,000, or $.10 per share, compared to income of $9,170,000, or $.35 per share, for the year ended January 3, 1993 (fiscal
1992). The Company's net income for fiscal 1992 includes the impact of adopting FAS 106. Income for fiscal 1992 before the cumulative effect of adopting FAS 106 was $27,340,000, or $1.03 per share. Average weekly sales volume and prices were down in fiscal 1993 compared to fiscal 1992 due to competitive pressure from beet sugar producers and cane refiners fighting for market share.

         Productivity at the cane refineries during fiscal 1993 was excellent. The Colonial refinery set an average daily production record, and the Savannah refinery just missed doing likewise.

         Michigan Sugar's average weekly sales volume increased 17% in fiscal 1993 due to a larger beet crop compared to fiscal 1992. However, sugar and byproduct pricing were down and average weekly operating income decreased from fiscal 1992.

         Dixie Crystals Foodservice showed good improvements in sales and profits on an average weekly basis when compared to fiscal 1992. Lower manufacturing costs were achieved through the move of the Savannah facility to its new location.

         Raceland Sugars, Inc. showed an increase in average weekly operating income as a result of higher sales volume offset set by lower raw sugar prices.

         Selling, general and administrative expenses increased in fiscal 1993 on an average weekly basis due to higher selling costs at Michigan Sugar caused by a larger beet crop and higher administrative costs.

         Interest expense increased primarily due to the increased long-term debt acquired in the latter part of fiscal 1992 and the acquisition of King Packaging in July 1993.

         The effective tax rate for fiscal 1993 was 37% compared to 33% in fiscal 1992. The higher tax rate in fiscal 1993 is due to a 1% increase in the statutory rate in 1993 and to the receipt of non-taxable life insurance proceeds in 1992.

Item 8.  Financial Statements and Supplementary Data.

(a)  Financial Statements:                                  Page
                                                            ----

     Report of Independent Accountants                       15

     Consolidated Balance Sheets at October 2, 1994
     and October 3, 1993                                     16

     Consolidated Statements of Operations for the
     fiscal periods ended October 2, 1994,
     October 3, 1993 and January 3, 1993                     17

     Consolidated Statements of Changes in Stockholders'
     Equity for the fiscal periods ended October 2, 1994,
     October 3, 1993 and January 3, 1993                     18

     Consolidated Statements of Cash Flows for the
     fiscal periods ended October 2, 1994, October 3, 1993
     and January 3, 1993                                     19

     Notes to Consolidated Financial Statements              20

(b) Financial Statement Schedules for the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993:

     V    -    Property, Plant and Equipment                 37

    VI    -    Accumulated Depreciation and
               Amortization of Property,
               Plant and Equipment                           38

         Other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                       Report of Independent Accountants
                       ---------------------------------


November 18, 1994

To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. at October 2, 1994, and October 3, 1993, and the results of their operations and their cash flows for the fifty-two weeks ended October 2, 1994, the thirty-nine weeks ended October 3, 1993 and the fifty-three weeks ended January 3, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 7 and 10 to the financial statements, the Company changed its methods of accounting for income taxes and accounting for postretirement benefits other than pensions, during the thirty-nine weeks October 3, 1993 and the fifty-three weeks ended January 3, 1993, respectively.



PRICE WATERHOUSE LLP

Savannah, Georgia

                       SAVANNAH FOODS & INDUSTRIES, INC.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)

                                                            October 2,    October 3,
                                                               1994          1993
                                                            ----------    ----------
Assets

Current assets:
  Cash and cash equivalents (Note 1)                         $ 28,436      $  7,481
  Accounts receivable                                          75,776        87,030
  Inventories (net of LIFO reserve of $8,889 in
    1994 and $9,011 in 1993) (Notes 1 and 4)                   85,340       145,639
  Other current assets (Notes 1 and 7)                          9,328        29,840
                                                             --------      --------
    Total current assets                                      198,880       269,990
Property, plant and equipment (net of accumulated
  depreciation of $180,810 in 1994 and
  $159,111 in 1993) (Notes 1 and 5)                           241,885       249,047
Other assets (Notes 1, 9 and 10)                               45,362        48,815
                                                             --------      --------
                                                             $486,127      $567,852
                                                             ========      ========
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings (Note 6)                             $      -      $ 26,300
  Current portion of long-term debt (Note 6)                    1,643         2,421
  Trade accounts payable                                       56,953       106,410
  Dividends payable                                             3,542             -
  Other liabilities and accrued expenses                       23,002        19,629
                                                             --------      --------
    Total current liabilities                                  85,140       154,760
                                                             --------      --------
Long-term debt (Note 6)                                       140,224       142,078
                                                             --------      --------
Deferred income taxes (Note 7)                                      -         3,951
                                                             --------      --------
Deferred employee benefits (Notes 9 and 10)                    72,589        72,349
                                                             --------      --------


Stockholders' equity (Notes 6 and 8):
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares issued     17,365        17,365
  Capital in excess of stated value                            12,190        12,190
  Retained earnings                                           202,065       210,491
  Minimum pension liability adjustment (Note 9)                (8,210)       (9,453)
                                                             --------      --------
                                                              223,410       230,593
  Less - Treasury stock, at cost (5,068,604 shares)            31,275        31,275
       - Note receivable from employee stock ownership
           plan                                                 3,961         4,604
                                                             --------      --------
    Total stockholders' equity                                188,174       194,714
Commitments and contingencies (Note 11)                             -             -
                                                             --------      --------
                                                             $486,127      $567,852
                                                             ========      ========

   (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)


                                       Fiscal Period Ended (Notes 1 and 2)
                                   --------------------------------------------
                                   October 2,       October 3,       January 3,
                                      1994             1993             1993
                                   (52 weeks)       (39 weeks)       (53 weeks)
                                   ----------       ----------       ----------
Net sales                          $1,074,367       $  818,116       $1,138,114
                                   ----------       ----------       ----------
Operating expenses:
  Cost of sales and operating
    expenses                          971,706          743,731        1,008,658
  Selling, general and
    administrative expenses            53,392           43,184           56,608
  Depreciation and amortization
    (Note 1)                           28,972           19,362           23,705
                                   ----------       ----------       ----------
                                    1,054,070          806,277        1,088,971
                                   ----------       ----------       ----------
Income from operations                 20,297           11,839           49,143
                                   ----------       ----------       ----------
Other income and (expenses):
  Interest and other investment
    income                              2,170            1,412            1,747
  Interest expense (Note 6)           (13,380)         (10,226)         (10,526)
  Other income (expense)                 (481)             116              604
                                   ----------       ----------       ----------
                                      (11,691)          (8,698)          (8,175)
                                   ----------       ----------       ----------
Income before income taxes and
  change in accounting principle        8,606            3,141           40,968
Provision for income taxes
  (Notes 1 and 7)                       2,863            1,155           13,628
                                   ----------       ----------       ----------
Income before change in
  accounting principle                  5,743            1,986           27,340
Cumulative effect of change in
  accounting principle
  (Notes 1, 7 and 10)                       -              600          (18,170)
                                   ----------       ----------       ----------
Net income                         $    5,743       $    2,586       $    9,170
                                   ==========       ==========       ==========
Income per weighted average
  share outstanding:
    Income before change in
      accounting principle              $ .22            $ .08            $1.03
    Cumulative effect of change
      in accounting principle               -              .02             (.68)
                                   ----------       ----------       ----------
    Net income                          $ .22            $ .10            $ .35
                                   ----------       ----------       ----------

Weighted average shares
  outstanding                      26,238,196       26,238,196       26,490,701
                                   ==========       ==========       ==========


   (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
             (In thousands except for shares and per share amounts)

                                                                                                       Note Receivable
                                                                           Minimum                          from
                                               Capital in                  Pension                     Employee Stock
                                    Common     Excess of    Retained      Liability       Treasury        Ownership
                                    Stock     Stated Value  Earnings      Adjustment        Stock           Plan            Total
                                    ------    ------------  --------      ----------      --------     ---------------      -----
Balance at December 29, 1991       $17,365       $12,120    $223,252       $     -       $(23,516)         $(4,946)        $224,275
  Net income                                                   9,170                                                          9,170
  Cash dividends declared
    ($.525 per share)                                        (13,890)                                                       (13,890)
  Sale of treasury stock -
    113,590 shares                                    70                                    2,146                             2,216
  Acquisition of treasury stock -
    598,425 shares                                                                         (9,905)                           (9,905)

  Increase in minimum pension
    liability adjustment                                                    (1,437)                                          (1,437)
  Decrease in note receivable from
    employee stock ownership plan                                                                              191              191
                                   -------       -------    --------       -------       --------          -------         --------
Balance at January 3, 1993          17,365        12,190     218,532        (1,437)       (31,275)          (4,755)         210,620
  Net income                                                   2,586                                                          2,586
  Cash dividends declared
    ($.405 per share)                                        (10,627)                                                       (10,627)

  Increase in minimum pension
    liability adjustment                                                    (8,016)                                          (8,016)
  Decrease in note receivable from
    employee stock ownership plan                                                                              151              151
                                   -------       -------    --------       -------       --------          -------         --------
Balance at October 3, 1993          17,365        12,190     210,491        (9,453)       (31,275)          (4,604)         194,714
  Net income                                                   5,743                                                          5,743
  Cash dividends declared
    ($.54 per share)                                         (14,169)                                                       (14,169)

  Decrease in minimum pension
    liability adjustment                                                     1,243                                            1,243
  Decrease in note receivable from
    employee stock ownership plan                                                                              643              643
                                   -------       -------    --------       -------       --------          -------         --------
Balance at October 2, 1994         $17,365       $12,190    $202,065       $(8,210)      $(31,275)         $(3,961)        $188,174
                                   =======       =======    ========       =======       ========          =======         ========

   (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                           (In thousands of dollars)

                                                       Fiscal Period Ended (Notes 1 and 2)
                                                  ---------------------------------------------
                                                  October 2,        October 3,       January 3,
                                                     1994              1993             1993
                                                  (52 weeks)        (39 weeks)       (53 weeks)
                                                  ----------        ----------       ----------
Cash flows from operations:
  Net income                                       $ 5,743           $  2,586         $ 9,170
  Adjustments to reconcile net income
    to net cash provided by operations -
    Depreciation and amortization                   28,972             19,362          23,705
    Cumulative effect of change in
      accounting principle                               -               (600)         18,170
    Provision for deferred income taxes             (5,283)             6,986             239
    Other                                              865                204           1,619
    Changes in balance sheet accounts -
      Accounts receivable                           11,254            (25,347)            388
      Inventories                                   60,299            133,498         (56,991)
      Other current assets                           2,657             (1,092)          1,008
      Trade accounts payable                       (49,457)           (39,441)         30,573
      Income taxes accrued                               -            (17,593)         (2,636)
      Accrued expenses related to beet
        operations                                       -            (22,884)           (125)
      Other liabilities and accrued expense          3,373             (1,951)         (7,379)
      Other                                          2,331              1,547           1,475
                                                   -------           --------         -------
Cash provided by operations                         60,754             55,275          19,216
                                                   -------           --------         -------
Cash flows from investing activities:
  Additions to property, plant and equipment       (23,367)           (35,354)        (45,301)
  Proceeds from sale of property, plant
    and equipment                                    3,309              2,342           1,550
  Acquisition of short-term investments
    included in "Other current assets"                   -             (4,220)        (11,169)
  Liquidation of short-term investments
    included in "Other current assets"              19,708                  -               -
  Purchase of King Packaging Company, Inc.               -             (8,925)              -
  Acquisition of long-term investments                   -             (3,237)         (1,608)
  Changes in escrow balances related
    to industrial revenue bonds                      3,669                460         (13,124)
  Other                                             (3,335)               198          (4,213)
                                                   -------           --------         -------
Cash used for investing activities                     (16)           (48,736)        (73,865)
                                                   -------           --------         -------
Cash flows from financing activities:
  Decrease in short-term borrowings                (26,300)            (3,700)         (9,674)
  Increase in long-term debt                             -             10,111          83,300
  Payments of long-term debt                        (2,632)            (1,337)        (51,544)
  Dividends declared to stockholders               (14,169)           (10,627)        (13,890)
  Increase in dividends payable                      3,542                  -               -
  Treasury stock repurchases                             -                  -          (9,905)
  Treasury stock issues                                  -                  -           2,216
  Other                                               (224)            (1,484)          2,539
                                                   -------           --------         -------
Cash (used for) provided by financing activities   (39,783)            (7,037)          3,042
                                                   -------           --------         -------
Cash flows for period                               20,955               (498)        (51,607)
Cash and cash equivalents, beginning of period       7,481              7,979          59,586
                                                   -------           --------         -------
Cash and cash equivalents, end of period           $28,436           $  7,481         $ 7,979
                                                   =======           ========         =======

   (The accompanying notes are an integral part of the financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  -  Summary of Significant Accounting Policies:

    Fiscal year - As described in Note 2, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September
30. The fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993 include 52 weeks, 39 weeks and 53 weeks, respectively.

    Principles of consolidation and business segments - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Company has one primary business segment - Sugar Products.

    Changes in accounting principles - As discussed in Note 7, Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) was prospectively adopted effective January 4, 1993, the first day of the fiscal period ended October 3, 1993. As discussed in Note 9, Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106) was adopted effective December 30, 1991, the first day of the fiscal period ended January 3, 1993.

    Cash equivalents - Cash equivalents include all investments purchased with an original maturity of 90 days or less which have virtually no risk of loss of value of the principal amount of the investment.

    Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for sugar, packaging materials, and certain other items. Costs for maintenance parts, sugar cane and other non-sugar products are determined using the first-in, first-out
(FIFO) and moving average methods.

    Futures transactions and interest rate swaps - The Company uses futures and other financial instruments as hedges in its inventory purchasing and cash management programs. Gains and losses on such transactions related to inventory are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on transactions related to loans are included in interest expense during the period in which the related instruments are outstanding. In connection with the Company's futures trading activity, the Company maintains deposits with futures brokers. These deposits are included in "Other current assets".

    Investments in marketable securities - At October 3, 1993, the Company had invested in marketable securities directly and through certain investment partnerships and mutual funds. The estimated fair market value of these investments approximated the carrying value of $19,733,000 based on quoted market prices and dealer quotes. These investments are included in "Other current assets" at October 3, 1993. No investments in marketable securities are held at October 2, 1994.

    Amortization of intangibles - The Company has intangible assets included in "Other assets" aggregating $8,031,000 and $10,648,000 at October 2, 1994 and October 3, 1993, respectively. These assets are being amortized over five years. Amortization expense for the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993 was $2,617,000, $1,363,000 and $1,328,000,
respectively.

    Property, plant and equipment - Property, plant and equipment is valued at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed on the straight-line method. Accelerated depreciation methods are used for tax purposes on $266,294,000 of equipment.

    Accrued expenses related to beet and sugar cane operations - The Company's beet and sugar cane processing plants are generally operated from October through February and then, from March through September, are repaired for the next processing cycle. As sugar is processed from October through February, the Company accrues estimated repair costs and other costs to be incurred in March through September and includes such costs in inventory and, as the sugar is sold, in cost of sales. In contrast, some sugar processors capitalize such costs and include them as prepaid expenses related to the next processing cycle.

    Fair value of financial instruments - For cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings, the carrying amounts approximate fair value because of the short maturities of these instruments. See Note 6 for discussion of the fair value of long-term debt.

    Revenue recognition - The Company recognizes revenue as product is shipped.

    Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Change in Fiscal Year End:

    In July 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30 in order to conform the Company's financial reporting to the natural business year of the sugar industry. Inventory quantities are significantly lower at the end of the new fiscal year than at the end of a calendar year. Therefore, as a consequence of the change in fiscal year end the Company experienced a LIFO inventory liquidation and recorded a charge to operations of $3,030,000, net of tax of $1,870,000, during the fiscal period ended October 3, 1993. To aid comparative analysis, the Company has presented below results of operations (condensed) for the nine-month periods ended October 3, 1993 and September 27, 1992 (in thousands except for shares and per share amounts):

                                                  Fiscal Period Ended
                                        ---------------------------------------
                                             October 3,         September 27,
                                                1993                1992
                                                                 (Unaudited)
                                        -------------------   -----------------
    Net sales                               $  818,116           $  833,341
    Operating expenses                         806,277              798,974
                                            ----------           ----------
    Income from operations                      11,839               34,367
    Other income and (expenses)                 (8,698)              (6,740)
                                            ----------           ----------
    Income before income taxes and
      change in accounting principle             3,141               27,627
    Provision for income taxes                   1,155                9,903
                                            ----------           ----------
    Income before change in
      accounting principle                       1,986               17,724
    Cumulative effect of change in
      accounting principle                         600              (18,170)
                                            ----------           ----------
    Net income (loss)                       $    2,586           $     (446)
                                            ==========           ==========

    Income per weighted average share
      outstanding:

    Income before change in accounting
      principle                                    $.08               $ .67
    Cumulative effect of change in
      accounting principle                          .02                (.69)
                                             ----------          ----------

    Net income (loss)                              $.10               $(.02)
                                             ==========          ==========

    Weighted average shares outstanding      26,238,196          26,571,834
                                             ==========          ==========

    Additionally, to aid comparative analysis of the fiscal periods ended October 2, 1994 and January 3, 1993, the Company has presented below the pro forma condensed consolidated statements of operations through income before change in accounting principle for the fiscal year ended October 2, 1994 and for the fiscal year ended October 3, 1993, as included in the 1993 Annual Report. The amounts are presented without the LIFO charge discussed above (in thousands except for shares and per share amounts):

                                                     Fiscal Year Ended
                                          ---------------------------------------
                                              October 2,            October 3,
                                                1994                   1993
                                                                   (pro forma)
                                          -------------------   -----------------
     Net sales                               $1,074,367             $1,122,889
     Operating expenses                       1,054,070              1,091,374
                                             ----------             ----------
     Income from operations                      20,297                 31,515
     Other income and (expenses)                (11,691)               (10,132)
                                             ----------             ----------
     Income before income taxes and
       change in accounting principle             8,606                 21,383
     Provision for income taxes                   2,863                  6,750
                                             ----------             ----------
     Income before change in
       accounting principle                  $    5,743             $   14,633
                                             ==========             ==========

     Income per weighted average
       share outstanding before change
       in accounting principle                     $.22                   $.56
                                             ==========             ==========

     Weighted average shares outstanding     26,238,196             26,245,194
                                             ==========             ==========

Note 3 - Acquisition:

    On July 7, 1993, the Company acquired the outstanding common stock of King Packaging Company, Inc., a supplier of plastic cutlery and customized meal kits to the foodservice and healthcare industries. The acquisition was accounted for as a purchase, and the acquisition costs of the assets acquired and the liabilities assumed are as follows (in thousands of dollars):

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
                                                   -------
                                                   $24,373
                                                   =======

Note 4 - Inventories:

     A summary of inventories by method of pricing and class is as follows:

                                                 October 2,           October 3,
                                                    1994                 1993
                                                 ----------           ----------
                                                     (In thousands of dollars)
         Last-in, first-out                       $46,952              $104,005
         First-in, first-out                        9,350                 9,137
         Moving average                            29,038                32,497
                                                  -------              --------
                                                  $85,340              $145,639
                                                  -------              --------

         Raw materials and work-in-process        $26,924              $ 76,802
         Packaging materials, parts and
            supplies                               27,115                26,002
         Finished goods                            31,301                42,835
                                                  -------              --------
                                                  $85,340              $145,639
                                                  =======              ========

    During the fiscal period ended October 2, 1994, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 1994 purchases, the effect of which decreased cost of goods sold by approximately $1,762,000 and increased net income by approximately $1,097,000 or $.04 per share.

    The replacement cost of inventories exceeded reported cost by approximately $10,013,000 at October 2, 1994 and $11,616,000 at October 3, 1993.

Note 5 - Property, Plant and Equipment:

    Property, plant and equipment is summarized as follows:

                                                 October 2,           October 3,
                                                    1994                 1993
                                                 ----------           ----------
                                                    (In thousands of dollars)
         Land                                     $  8,417             $  8,405
         Buildings                                  91,053               87,162
         Machinery and equipment                   314,530              289,442
         Leasehold improvements                      1,159                1,159
         Projects-in-process                         7,536               21,990
                                                  --------             --------
                                                   422,695              408,158
         Less - Accumulated depreciation
            and amortization                      (180,810)            (159,111)
                                                  --------             --------
                                                  $241,885             $249,047
                                                  ========             ========

    Repairs and maintenance expense was $31,584,000 for the fiscal period ended October 2, 1994, $26,706,000 for the fiscal period ended October 3, 1993 and $33,879,000 for the fiscal period ended January 3, 1993.

Note 6 - Long-term Debt and Credit Arrangements:

    Long-term debt is summarized as follows:

                                                         October 2,       October 3,
                                                            1994             1993
                                                         ----------       ----------
                                                          (In thousands of dollars)
Senior notes - $50,000 Series A at 8.35% and
  $20,000 Series B at 7.15% payable
  through 2002                                           $ 70,000         $ 70,000
Long-term debt supported by revolving credit
  facilities with banks                                    20,000           20,000
Notes payable to banks from 1996 to 1998 related
  to the ESOP                                              15,500           15,500
Industrial revenue bonds                                   28,000           28,000
Present value of non-compete agreements related to
  the purchase of King Packaging, payable monthly
  from 1993 to 1998, discounted at 5%                       6,314            7,808
Other notes and capital leases payable                      2,053            3,191
                                                         --------         --------
                                                          141,867          144,499
Less - Current portion                                     (1,643)          (2,421)
                                                         --------         --------
                                                         $140,224         $142,078
                                                         ========         ========

    During the fiscal period ended January 3, 1993, the Company entered into a 10-year loan for $70,000,000 with three insurance companies. Series A for $50,000,000 has a fixed interest rate of 8.35% and Series B for $20,000,000 has a fixed interest rate of 7.15%. These funds were used to finance capital projects at existing production facilities and to repay long-term debt outstanding under the Company's revolving credit lines.

    At October 2, 1994, the Company had $145,000,000 in revolving credit facilities with banks which are committed through September 1996. The Company has $20,000,000 outstanding under these facilities which it treats as long-term debt. The revolving credit facilities, in general, enable the Company to borrow funds at the banks' cost of funds plus approximately 1/2%. The Company pays an annualized commitment fee of 3/16% on the unused portion of these facilities.

    At October 2, 1994, the Company had $15,500,000 in notes payable related to the Employee Stock Ownership Plan (ESOP). These notes carry a tax-advantaged rate of interest equal to about 85% of LIBOR. The rates averaged 3.08% and 3.40% during the fiscal periods ended October 2, 1994 and October 3, 1993, respectively. See further discussion of the ESOP at Note 10.

    The $28,000,000 industrial revenue bonds consist of two issues of bonds for $4,500,000 each due in 2000, an issue for $3,500,000 due in 2003, an issue for $2,500,000 due in 2005, an issue for $6,000,000 due in 2007, and an issue for $7,000,000 due in 2017. The rate on these bonds can vary as frequently as every seven days in order to sell the bonds at par value. During the fiscal period ended October 2, 1994 and the fiscal period ended October 3, 1993, the average interest rate on these bonds was 2.7% and 2.5%, respectively. If the two $4,500,000 bonds cannot be sold, the Company has an agreement with a bank which acts as the marketing agent for the bonds whereby the bank would buy and hold the bonds until their maturity and would receive interest at a rate of 65% of the prime interest rate. If the other issues could not be sold by the bank, the Company would have an obligation to sell the bonds themselves or repurchase them. To enhance the marketability of the bonds, the bank/marketing agent has issued letters of credit to guarantee payment of the bonds on the Company's behalf. The Company expects to be able to renew these letters of credit upon their expiration throughout the life of these bonds. Also, the bonds are secured by financing statements on project-related equipment, the cost of which approximates the bond amounts.

    The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure.

    The effect of certain of the swap agreements is to fix the rate on the $20,000,000 long-term debt borrowed under revolving credit agreements, the $15,500,000 ESOP loans and the $28,000,000 industrial revenue bonds over the
2.5 years remaining on the swap contracts. The average fixed interest rate on this $63,500,000 of debt fixed through these swap agreements is 6.89%. These swaps were entered into to fix the interest rate on variable debt at rates which the Company considered attractive at the time the agreements were consummated. The Company did not enter into these agreements in anticipation of rate movements. When the Company entered into these agreements, it compared its anticipated interest costs to other long term borrowing sources such as private placements and other fixed rate borrowing options. Accordingly, the Company has realized its desired objectives in the use of these derivatives.
If the Company had canceled these agreements as of October 2, 1994, it would have been required to pay the counter parties to the agreements an aggregate amount of $2,100,000.

    During the last quarter of the fiscal period ended January 3, 1993, the Company entered into agreements whereby it receives/pays the difference between six month LIBOR and 4.54% on $50,000,000 for a three year period to reduce the interest rate on the Series A senior notes. The Company anticipated that short-term rates would continue to decline. If the Company had canceled these agreements as of October 2, 1994, it would have been required to pay the counter parties to the agreements an aggregate amount of approximately $830,000. Over the life of this transaction the Company expects to break-even. This agreement expires in October 1995.

    Short-term borrowings, including borrowings under the Company's revolving credit facilities which were for temporary working capital needs, are summarized as follows:

                                                    Fiscal Period Ended
                                          ----------------------------------------
                                          October 2,     October 3,     January 3,
                                             1994           1993           1993
                                          ----------     ----------     ----------
                                                 (In thousands of dollars)
  Daily average outstanding borrowings     $27,953        $49,816        $23,040
  Daily weighted average interest rate        3.82%          3.42%          4.33%
  Maximum borrowings                       $62,300        $85,500        $39,674
     Amount outstanding at year-end        $     -        $26,300        $30,000

    The Company's most restrictive loan covenants require that the Company maintain stockholders' equity of $174,703,000 plus 20% of consolidated net income beginning with fiscal year 1994 and ending with calendar year 1996 and that the Company maintain certain financial ratios. These financial ratio covenants include a requirement that the ratio of income before taxes, interest expense and lease expense to the sum of interest and lease expense be 1.4, or greater, through March 31, 1995 and 2.0, or greater, thereafter. The Company is in compliance with these requirements at October 2, 1994 and expects to be in compliance with such requirements in the future.

    Interest expense was $13,380,000 for the fiscal period ended October 2, 1994, $10,226,000 for the fiscal period ended October 3, 1993 and $10,526,000 for the fiscal period ended January 3, 1993. Cash payments of interest were $13,364,000 for the fiscal period ended October 2, 1994, $9,377,000 for the fiscal period ended October 3, 1993 and $9,336,000 for the fiscal period ended January 3, 1993.

    Annual maturities of long-term debt each year for the next five fiscal years are $1,747,000 in 1995, $6,300,000 in 1996, $27,610,000 in 1997,
$7,400,000 in 1998, $8,940,000 in 1999, and $89,870,000 in subsequent years through 2017.

    The carrying value of the Company's long-term debt approximates its market value at October 2, 1994. Virtually all of the Company's debt had a fixed rate at October 2, 1994, either from the note terms or through interest rate swaps. The market value of fixed-rate long-term debt was estimated based on the present value of expected cash flows using current market rates and the Company's incremental borrowing rate for debt with similar terms.

Note 7 - Income Taxes:

    The Company prospectively adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective January 4, 1993, the first day of the fiscal period ended October 3, 1993. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

    Under FAS 109, assets and liabilities acquired in business combinations accounted for under the purchase method are assigned their fair values, and deferred taxes are provided for lower or higher tax bases. Under APB 11, values assigned were net-of-tax. In adopting FAS 109, the Company adjusted the carrying amounts of the Michigan Sugar Company fixed assets and LIFO inventories acquired in 1984. Pretax income from operations for the fiscal period ended October 3, 1993 was reduced by $5,600,000 representing additional cost of sales and depreciation expense resulting from the higher carrying amounts.

    The net adjustments to the January 4, 1993 balance sheet to adopt FAS 109 resulted in a $600,000 credit to net income. This amount is reflected in the accompanying consolidated statement of operations for the fiscal period ended October 3, 1993 as a cumulative effect of a change in accounting principle.

    Pretax income from continuing operations for all periods presented was taxed exclusively in the United States. The provision for income taxes is comprised of the following:

                                            Fiscal Period Ended
                               ----------------------------------------------
                               October 2,       October 3,         January 3,
                                  1994             1993               1993
                               ----------       ----------         ----------
                                         (In thousands of dollars)
       Current federal           $8,071          $(3,692)           $13,412
       Current state                 75             (232)               763
       Deferred federal          (4,794)           4,977               (666)
       Deferred state              (489)             102                119
                                 ------          -------            -------
       Provision charged to
         continuing operations   $2,863          $ 1,155            $13,628
                                 ======          =======            =======

       Tax effect of change
         in minimum pension
         liability               $  720          $(5,502)           $     -
                                 ======          =======            =======

    Cash payments of income taxes amounted to $7,504,000 for the fiscal period ended October 2, 1994, $11,834,000 for the fiscal period ended October 3, 1993 and $16,774,000 for the fiscal period ended January 3, 1993.

    Deferred income tax liabilities (assets) are comprised of the following:

                                               October 2,           October 3,
                                                  1994                 1993
                                               ----------           ----------
                                                  (In thousands of dollars)
       Depreciation                             $22,406              $24,824
       Other post employment benefits           (11,951)             (11,395)
       Accrued pension liability                 (8,296)              (8,513)
       Deferred compensation                     (5,571)              (4,844)
       Tax benefit purchases                      3,335                4,114
       Other non-current                           (368)                (235)
                                                -------              -------
       Total net non-current (asset)
         liability                                 (445)               3,951
                                                -------              -------

       Other accrued expenses                    (2,865)              (1,118)
       Inventory                                    410                  452
       Other current                                (79)                (658)
                                                -------              -------
       Total net current asset                   (2,534)              (1,324)
                                                -------              -------
       Net deferred (asset) liability           $(2,979)             $ 2,627
                                                =======              =======

    The components of the Company's deferred income tax provision calculated under APB 11 and the tax effects of each are summarized below:

                                             Fiscal Period Ended
                                             -------------------
                                                  January 3,
                                                     1993
                                             -------------------
                                          (In thousands of dollars)
       Increase of current federal
         taxes resulting from tax
         benefit purchases                         $  (787)
       Excess of tax over book
         depreciation                                1,439
       Employee related expenses
         recognized in different periods
         for book and tax purposes                  (1,562)
       Expenses related to sugar beet
         processing recognized in
         different periods for book
         and tax purposes                              (77)
       Other                                           440
                                                   -------
                                                   $  (547)
                                                   =======

    A reconciliation between the provision for income taxes and the amount computed by applying the U. S. federal income tax rate to income before income taxes and change in accounting principle is as follows:

                                              Fiscal Period Ended
                                 --------------------------------------------
                                 October 2,       October 3,       January 3,
                                    1994             1993             1993
                                 ----------       ----------       ----------
                                           (In thousands of dollars)
 Computed "expected" tax expense   $3,011           $1,068           $13,929
 Increases (reductions) in taxes
   resulting from:
   State income taxes, net of
     federal income tax benefit      (269)              95               581
   Non-deductible depreciation
     expense                            -                -               416
   Tax-free income earned            (104)            (107)             (519)
   ESOP dividends                    (506)            (547)                -
   Effect of tax rate increase          -              181                 -
   Other                              731              465              (779)
                                   ------           ------           -------
 Provision for income taxes        $2,863           $1,155           $13,628
                                   ======           ======           =======

    The Company increased its deferred income tax liability in the last quarter of the fiscal period ended October 3, 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993.

Note 8 - Stockholders' Equity:

    The Certificate of Incorporation of the Company, as amended, authorizes a class of preferred stock to consist of up to 1,000,000 shares of $.50 par value stock. The Board of Directors can determine the characteristics of the preferred stock without further stockholder approval.

Note 9 - Pension Plans:

    Substantially all employees and retirees of the Company are covered by noncontributory defined benefit pension plans. The Company also provides supplemental pension benefits to certain retired employees. The supplemental pension benefits are determined annually by the Board of Directors.

    Benefits under the noncontributory defined benefit pension plans for bargaining employees are primarily based on years of service; benefits for other employees are generally based on years of service and the employee's highest consecutive three-year average earnings. The Company's policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act. At October 2, 1994, the assets of these plans are invested primarily in cash equivalents, mutual stock and bond funds, and common stocks including 217,587 shares of the Company's common stock with a market value of $2,611,000. The plan received $117,497 in dividends from these shares during the fiscal period ended October 2, 1994.

    The following table sets forth the status of the Company's defined benefit pension plans and the pertinent assumptions used in computing this information as of the end of each respective period:

                                              October 2,    October 3,
                                                 1994          1993
                                              ----------    ----------
                                              (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $(65,650)    $(67,785)
         Nonvested                               (6,370)      (7,871)
                                               --------     --------
     Accumulated benefit obligation             (72,020)     (75,656)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases          (7,520)      (8,217)
                                               --------     --------
     Projected benefit obligation               (79,540)     (83,873)
     Plan assets at fair value                   57,120       57,393
                                               --------     --------
     Projected benefit obligation
       (in excess of) plan assets               (22,420)     (26,480)
     Unrecognized prior service cost              3,614        4,540
     Unrecognized net loss                       22,904       26,139
     Unrecognized net asset
       at transition                             (3,428)      (4,503)
     Adjustment required to recognize
       minimum liability                        (15,570)     (17,912)
                                               --------     --------
     Pension liability included
       in "Deferred employee benefits"         $(14,900)    $(18,216)
                                               ========     ========

    The table above is based on a discount rate of 8.5 % for the fiscal period ended October 2, 1994 and 7.5% for the fiscal period ended October 3, 1993, and projected salary increases of 4.5% for the fiscal period ended October 2, 1994 and 4% for the fiscal period ended October 3, 1993.

    Pension expense for the fiscal period ended October 2, 1994, the fiscal period ended October 3, 1993 and the fiscal period ended January 3, 1993 is summarized as follows:

                                                    Fiscal Period Ended
                                         ----------------------------------------
                                         October 2,     October 3,     January 3,
                                            1994           1993           1993
                                         ----------     ----------     ----------
                                                 (In thousands of dollars)
   Costs related to services provided
     by employees during the year          $2,401         $1,573         $2,180
   Interest cost on projected
     benefit obligation                     6,274          4,910          6,212
   Actual gain on plan assets              (1,172)        (2,476)        (1,620)
   Net amortization and deferrals          (4,564)        (2,692)        (5,589)
                                           ------         ------         ------
   Pension expense related to
     defined benefit plans                  2,939          1,315          1,183
   Supplemental pension benefits              126             91            124
                                           ------         ------         ------
     Total pension expense                 $3,065         $1,406         $1,307
                                           ======         ======         ======

    The expected long-term rate of return on plan assets used in determining "Pension expense related to defined benefit plans" as shown above was 9.5% for the fiscal period ended October 2, 1994, 10.5% for the fiscal period ended October 3, 1993, and 11% for the fiscal period ended January 3, 1993.

    The Company sponsors a Supplemental Executive Retirement Plan (SERP) to supplement its qualified plan for certain management employees. The actuarially determined expense related to this plan was $1,255,000 for the fiscal period ended October 2, 1994, $800,000 for the fiscal period ended October 3, 1993, and $1,010,000 for the fiscal period ended January 3, 1993. Of these expenses, the interest portion amounted to $781,000 for the fiscal period ended October 2, 1994, $569,000 for the fiscal period ended October 3, 1993, and $707,000 for the fiscal period ended January 3, 1993. The remaining balance of the expense in each year is primarily service cost.

    The table below summarizes the status of the SERP plan at the end of each respective period:

                                              October 2,    October 3,
                                                 1994          1993
                                              ----------    ----------
                                             (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $ (9,320)     $ (9,063)
         Nonvested                               (1,033)         (993)
                                               --------      --------
     Accumulated benefit obligation             (10,353)      (10,056)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases            (399)         (267)
                                               --------      --------
     Projected benefit obligation               (10,752)      (10,323)
     Unrecognized prior service cost                209           130
     Unrecognized net loss                        1,502         1,937
     Unrecognized net obligation
       at transition                                149           229
     Adjustment required to recognize
       minimum liability                         (1,461)       (2,029)
                                               --------      --------
     Pension liability included
       in "Deferred employee benefits"         $(10,353)     $(10,056)
                                               ========      ========

The table above is based on a discount rate of 8.5% for the fiscal period ended October 2, 1994 and 7.5% for the fiscal period ended October 3, 1993, and projected salary increases of 4.5% for the fiscal period ended October 2, 1994 and 4% for the fiscal period ended October 3, 1993.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded an additional minimum liability at October 2, 1994 and at October 3, 1993 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension and SERP plans. The additional liability has been offset by an intangible asset which is included in "Other assets" to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded net of the related deferred tax benefit as a reduction of stockholders' equity of $8,210,000 at October 2, 1994 and $9,453,000 at October 3, 1993.

Note 10 - Other Retirement and Benefit Plans:

    The Company sponsors a deferred compensation plan which permits directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries which have been deferred since the plan's inception have been accrued, and the expense, other than salaries, related to this plan is interest on the deferred amounts. Interest expense during the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993 includes $1,915,000, $1,247,000, and
$1,196,000, respectively, related to this plan. The Company has included in "Deferred employee benefits" $15,176,000 at October 2, 1994 and $13,191,000 at October 3, 1993 to reflect its liability under this plan.

    In connection with the deferred compensation plan and the SERP plan referred to in Note 9, the Company purchases whole-life insurance contracts on the related directors and employees. The Company has included in "Other assets" $15,496,000 at October 2, 1994 and $12,303,000 at October 3, 1993 which represent the capitalized value of these policies. If all of the assumptions regarding mortality, interest rates, policy dividends, and other factors are realized, the Company will ultimately realize its full investment plus a factor for the use of its money.

    The Company sponsors 401(k) plans in which substantially all non-bargaining employees and certain bargaining unit employees are eligible to participate. These plans allow eligible employees to save a portion of their salary on a pre-tax basis. The Company makes annual contributions to these plans which aggregated $408,000, $320,000 and $345,000 for the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993, respectively.

    The Company also sponsors an Employee Stock Ownership Plan (ESOP) in which substantially all non-bargaining employees participate. Contributions may be made in the form of cash or Company stock. The Company has expensed contributions to the ESOP of $0, $1,235,000 and $1,500,000 for the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993, respectively.

    The Company maintains a profit-based incentive plan which currently covers approximately 1,100 qualified employees. Compensation under this plan was $0, $0 and $979,000 for the fiscal periods ended October 2, 1994, October 3, 1993 and January 3, 1993, respectively.

    The Company also sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. Effective December 30, 1991, the first day of the fiscal period ended January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106). This standard requires accrual of the expected cost of providing postretirement benefits to employees and their beneficiaries and covered dependents during the years that employees provide services. Prior to December 30, 1991, the Company expensed the costs of health care and life insurance benefits provided to retirees in the period in which these costs were paid.

    The cumulative effect of this change in accounting principle was a one-time charge of $28,841,000 before taxes, or $18,170,000 net of tax benefits
calculated at an estimated effective tax rate of 37%.   The cost of
postretirement health care and life insurance benefits is summarized as follows:

                                            Fiscal Period Ended
                              ------------------------------------------------
                              October 2,         October 3,         January 3,
                                 1994               1993               1993
                              ----------         ----------         ----------
                                          (In thousands of dollars)
     Service cost               $  669             $  428             $  547
     Interest cost               2,369              1,878              2,451
                                ------             ------             ------
     Total postretirement
       benefit expense          $3,038             $2,306             $2,998
                                ======             ======             ======

    The actuarial and recorded liabilities for these postretirement benefits, none of which has been funded, are as follows:

                                                October 2,         October 3,
                                                   1994               1993
                                                ----------         ----------
                                                  (In thousands of dollars)
     Accumulated postretirement benefit
       obligation:
         Retirees                                $(17,753)          $(17,670)
         Active participants                      (11,244)           (13,920)
                                                 --------           --------
     Accumulated benefit obligation               (28,997)           (31,590)
     Unrecognized net (loss) gain                  (3,163)               704
                                                 --------           --------
     Accrued postretirement benefit
       obligation included in
       "Deferred employee benefits"              $(32,160)          $(30,886)
                                                 ========           ========

    The assumed discount rate was 8.5% for the fiscal period ended October 2, 1994 and 7.5% for the fiscal period ended October 3, 1993. For the fiscal period ended October 2, 1994, the rate of increase in the per capita costs of covered health care benefits was assumed to be 8% for the first five years, 6% for the next five years and 5% thereafter. For the fiscal period ended October 3, 1993, the rate of increase was assumed to be 9% for the first five years, 7% for the next five years, and 5% thereafter. Increasing the health care cost trend rate assumption by one percentage point would increase the accumulated postretirement benefit obligation as of October 2, 1994 by approximately $3,390,000 and would increase postretirement benefit cost by approximately $355,000 for the fiscal period ended October 2, 1994.

Note 11 - Commitments and Contingencies:

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

    The Company is exposed to loss in the event of non-performance by the other party to the interest rate swap agreements discussed in Note 6. However, the Company does not anticipate non-performance by the counter-parties to the transactions.

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

    In July 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. On September 12, 1994, summary judgment was entered against the Company in the amount of $2,973,000 in this case. A motion is presently pending in that action to modify the judgment by the addition of prejudgment interest in an amount between $1,343,000 and $1,472,000. The Company has opposed the motion to modify and has appealed the judgment to the United States Court of Appeals for the Third Circuit. The Company intends to pursue the appeal vigorously and strongly contends that no amounts are due to NUS.

Note 12 - Quarterly Financial Information (Unaudited):

    Unaudited quarterly financial information for the fiscal periods ended October 2, 1994 and October 3, 1993 is as follows:

                                 First        Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter
                                 Ended        Ended        Ended        Ended
                              January 2,    April 3,      July 3,     October 2,
                                 1994         1994         1994          1994
                              ----------    --------      -------     ----------
                            (In thousands of dollars except for per share amounts)
Fiscal period
ended October 2, 1994

Net sales                      $280,186     $247,005     $272,891     $274,285
Gross profit                     30,979       22,308       23,127       26,247
Income from operations            8,317        1,613        3,197        7,170

Net income (loss)                 3,541         (271)         233        2,240
 Per share                          .13         (.01)         .01          .09


                                              First       Second       Third
                                             Quarter      Quarter     Quarter
                                              Ended        Ended       Ended
                                             April 4,     July 4,    October 3,
                                               1993         1993        1993
                                             --------     -------    ----------
                                    (In thousands of dollars except for per share amounts)
Fiscal period
ended October 3, 1993

Net sales                                   $255,015     $270,979     $292,122
Gross profit                                  25,507       26,042       22,836
Income from operations                         6,076        5,317          446
Income (loss) before change in
  accounting principle                         2,653        1,490       (2,157)
 Per share                                       .10          .06         (.08)

Net income (loss)                              3,253        1,490       (2,157)
 Per share                                       .12          .06         (.08)



Quarterly results of operations for the fiscal period ended October 3, 1993 reflect the change in the Company's fiscal year end. The first quarter ended April 4, 1993 reflects the cumulative effect of adoption of FAS 109 of $600,000 effective January 4, 1993. The third quarter reflects a $4,900,000 increase in cost of sales and the associated $1,900,000 income tax benefit representing the liquidation of LIFO basis inventory acquired in 1984 as further explained in
Note 2 to the financial statements.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                   Schedule V
                         Property, Plant and Equipment
                           (In thousands of dollars)



   Column A        Column B      Column C     Column D         Column E      Column F
   --------        --------      --------     --------         --------      --------
                Balance at the                                              Balance at
                 beginning of                                 Transfers     the end of
Classification    the period     Additions   Retirements     add (deduct)   the period
- --------------  --------------   ---------   -----------     ------------   ----------


                            Fiscal Period Ended October 2, 1994
Land              $   8,405      $      12    $       -       $       -     $   8,417
Buildings            87,162          3,891            -               -        91,053
Machinery &
  equipment         289,442         33,918       (9,490)              -       314,530
Leasehold
  improvements        1,159              -            -               -         1,159
Projects-in-
  process            21,990        (14,454)           -               -         7,536
                  ---------      ---------    ---------       ---------     ---------
                  $ 408,158      $  23,367    $  (9,490)      $       -     $ 422,695
                  =========      =========    =========       =========     =========


                            Fiscal Period Ended October 3, 1993

Land              $   6,384      $   2,021    $       -       $       -     $   8,405
Buildings            81,233          5,929            -               -        87,162
Machinery &
  equipment         253,132         40,235       (3,925)              -       289,442
Leasehold
  improvements        1,163              -           (4)              -         1,159
Projects-in-
  process            13,523          8,467            -               -        21,990
                  ---------      ---------    ---------       ---------     ---------
                  $ 355,435      $  56,652(1) $  (3,929)      $       -     $ 408,158
                  =========      =========    =========       =========     =========


                            Fiscal Period Ended January 3, 1993

Land              $   6,504      $      45    $    (165)      $       -     $   6,384
Buildings            66,755         15,825       (1,347)              -        81,233
Machinery &
  equipment         234,446         24,612       (5,926)              -       253,132
Leasehold
  improvements        1,982              -         (819)              -         1,163
Projects-in-
  process             8,704          4,819            -               -        13,523
                  ---------      ---------    ---------       ---------     ---------
                  $ 318,391      $  45,301    $  (8,257)      $       -     $ 355,435
                  =========      =========    =========       =========     =========


(1) Additions for the fiscal period ended October 3, 1993 include $10,446 for the write-up of assets at Michigan Sugar Company due to the adoption of FAS 109 (see Note 7 for further discussion) and $10,852 for the assets acquired as a result of the acquisition of King Packaging Company.

                      SAVANNAH FOODS & INDUSTRIES, INC.
                               AND SUBSIDIARIES
                                 Schedule VI
                 Accumulated Depreciation and Amortization of
                        Property, Plant and Equipment
                          (In thousands of dollars)



  Column A        Column B         Column C         Column D       Column E      Column F
  --------        --------         --------         --------       --------      --------
                 Balance at       Additions
               the beginning   charged to cost                                  Balance at
                   of the            and                           Transfers    the end of
Classification     period          expense        Retirements     add (deduct)  the period
- -------------- -------------   ---------------    -----------     ------------  ----------


                             Fiscal Period Ended October 2, 1994
 Buildings       $  28,540       $   4,571         $       -       $       -    $  33,111
 Machinery &
   equipment       129,731          21,720            (4,655)              -      146,796
 Leasehold
   improvements        840              63                 -               -          903
                 ---------       ---------         ---------       ---------    ---------
                 $ 159,111       $  26,354         $  (4,655)      $       -    $ 180,810
                 =========       =========         =========       =========    =========


                             Fiscal Period Ended October 3, 1993

Buildings        $  25,483       $   3,057         $       -       $       -    $  28,540
Machinery &
  equipment        103,029          28,477            (1,775)              -      129,731
Leasehold
  improvements         794              46                 -               -          840
                 ---------       ---------         ---------       ---------    ---------
                 $ 129,306       $  31,580(1)      $  (1,775)      $       -    $ 159,111
                 =========       =========         =========       =========    =========


                             Fiscal Period Ended January 3, 1993

 Buildings       $  22,485       $   3,722         $    (724)      $       -    $  25,483
 Machinery &
   equipment        88,683          18,595            (4,249)              -      103,029
 Leasehold
   improvements        924              56              (186)              -          794
                 ---------       ---------         ---------       ---------    ---------
                 $ 112,092       $  22,373         $  (5,159)      $       -    $ 129,306
                 =========       =========         =========       =========    =========


(1) Additions for the fiscal period ended October 3, 1993 include $7,754 for the write-up of assets at Michigan Sugar Company due to the adoption of FAS 109 (see Note 7 for further discussion) and $6,095 for the accumulated depreciation on assets acquired as a result of the acquisition of King Packaging Company.

Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None.


                                    PART III


Item 10.  Directors and Executive Officers of Registrant.

        The information relating to the Directors of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section, pages 4 through 7, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 16, 1995, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 ("1995 Proxy Statement"). The information relating to the Executive Officers of the Company is incorporated by reference from the "MANAGEMENT OF SAVANNAH FOODS & INDUSTRIES, INC." section, page 8 of the 1995 Proxy Statement. The information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" section, page 12, of the 1995 Proxy Statement.


Item 11.  Executive Compensation.

        The information relating to executive compensation is incorporated by reference from the "EXECUTIVE COMPENSATION" section, pages 9 and 10, the "BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" section, page 14, the "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" section, pages 11 and 12, the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, and the performance graph, page 13, of the 1995 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

        The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section, pages 2 and 3, of the 1995 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

        The information relating to certain relationships and related transactions is incorporated by reference from the "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" section, page 14, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, of the 1995 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1) and (2):   See index of Financial Statements, Item 8(a) and 8(b), page
                  14.

(a)(3) Exhibits:

Page  Exhibit
No.   Number                                               Description
- ---   ------                                               -----------
        3-1      Articles of Incorporation, as amended, is hereby incorporated by reference to Commission File No. 1-11420 on Form
                 10-K for the year ended January 3, 1993 as Exhibit 3-1.

        3-2      By-Laws, as amended, is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended October 3, 1993 as Exhibit 3-2.

 45     4-1      Credit Agreement, dated as of October 1, 1993, by and among Savannah Foods & Industries, Inc., as borrower, the lenders named therein, and Nationsbank of Georgia, National Association, as agent.

162     4-2      Note Agreement, dated as of September 1, 1992, between Savannah Foods & Industries, Inc., as borrower, and the lenders named therein, consisting of $50,000,000 8.35% Series A Senior Notes due November 1, 2002 and $20,000,000
                 7.15% Series B Senior Notes due November 1, 2002.

        4-3      In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-
                 term debt of Registrant are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Registrant.  Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

       10-1*     Profit Sharing and Management Incentive Compensation Plan is hereby incorporated by reference to Commission File
                 No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-1.

       10-2*     Supplemental Executive Retirement Plan, as amended and restated, is hereby incorporated by reference to Commission
                 File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-2.

       10-3*     Amendment No. 1 to the Supplemental Executive Retirement Plan is hereby incorporated by reference to Commission
                 File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-3.

       10-4*     Deferred Compensation Plan for Key Employees, as amended and restated, is hereby incorporated by reference to
                 Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-4.

Page  Exhibit
No.   Number                                               Description
- ---   ------                                               -----------
       10-5*     Amendment No. 1 to the Deferred Compensation Plan for Key Employees is hereby incorporated by reference to
                 Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-5.

227    10-6*     Amendment No. 2 to the Deferred Compensation Plan for Key Employees.

       10-7*     Employment Agreement - W. W. Sprague, Jr., as amended, is incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended December 29, 1991 as Exhibit 10-7.

       10-8*     Amendment to Employment Agreement - W. W. Sprague, Jr. - is hereby incorporated by reference to Commission File No.
                 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-7.

       10-9*     Employment Agreements with all other Executive Officers of the Company are incorporated by reference to Commission
                 File No. 1-11420 filed on Form 10-K for the year ended January 1, 1989 as Exhibit 10-10.

       10-10*    Employment Agreement - W. W. Sprague, III is incorporated by reference to Commission File No. 1-11420 filed on Form
                 10-K for the year ended December 29, 1991 as Exhibit 10-10.

231    23-1      Consent of Independent Accountants

232    27-1      Financial Data Schedules

        * Indicates exhibits which are management contracts or compensatory agreements.

(b)     Reports on Form 8-K:  None.

(c)     See (a)(3) Exhibits above.

(d)     Not applicable.

                                  UNDERTAKINGS

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Number 2-63448, Monthly Investment Plan for Employees of Savannah Foods & Industries, Inc. (filed June 19, 1984 as amended on April 3, 1992); and Number 2-94678, Employee Retirement Savings Account Plan (filed December 22, 1984 as amended on October 18, 1994).

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


                                         SAVANNAH FOODS & INDUSTRIES, INC.


Dated: December 20, 1994.                By: /S/William W. Sprague, III
      ------------------                     --------------------------
                                             William W. Sprague, III
                                             President

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated:



/S/William W. Sprague, Jr.    Chairman and Director                 December 14, 1994
- --------------------------
William W. Sprague, Jr.       (PRINCIPAL EXECUTIVE
                              OFFICER)

/S/William W. Sprague, III    President and Director                December 14, 1994
- --------------------------
William W. Sprague, III       (PRINCIPAL OPERATING
                              OFFICER)

/S/William R. Steinhauer      Senior Vice President -               December 14, 1994
- --------------------------
William R. Steinhauer         Finance & Administration &
                              Assistant Secretary (PRINCIPAL
                              FINANCIAL AND PRINCIPAL
                              ACCOUNTING OFFICER)

/S/F. Sprague Exley           Vice President-Distribution           December 14, 1994
- --------------------------
F. Sprague Exley              and Director


/S/W. Waldo Bradley           Director                              December 14, 1994
- --------------------------
W. Waldo Bradley


/S/John D. Carswell           Director                              December 14, 1994
- --------------------------
John D. Carswell


/S/Hugh M. Tarbutton          Director                              December 14, 1994
- --------------------------
Hugh M. Tarbutton


/S/Arthur Gignilliatt, Jr.    Director                              December 14, 1994
- --------------------------
Arthur Gignilliatt, Jr.


/S/Robert L. Harrison         Director                              December 14, 1994
- --------------------------
Robert L. Harrison


/S/Arnold Tenenbaum           Director                              December 14, 1994
- --------------------------
Arnold Tenenbaum