Form 10-Q
period 1995-01-01
SAVANNAH FOODS & INDUSTRIES INC
filed 1995-02-15
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended   January 1, 1995
                                          -------------------

                                       OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _________________

           Commission file number   1-11420
                                  -----------


                       SAVANNAH FOODS & INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Delaware                                         58-1089367
- -------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


    P. O. Box 339, Savannah, Georgia                       31402
- ------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261
                                                   ---------------------------

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

As of January 1, 1995, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 10 of this filing.





Page 1 of 12 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            January 1, 1995 and October 2, 1994                3

          Consolidated Statements of Operations
            for the 13 weeks ended January 1, 1995
            and January 2, 1994                                4

          Consolidated Statements of Cash Flows
            for the 13 weeks ended January 1, 1995
            and January 2, 1994                                5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11

          Exhibit 27-1 Financial Data Schedule                12





Page 2 of 12 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                     January 1,    October 2,
                                                        1995          1994
                                                     ----------    ----------
Assets
- ------

Current assets:
  Cash and cash equivalents                           $  8,132     $ 28,436
  Accounts receivable                                   66,486       75,776
  Inventories (net of LIFO reserve of $8,632
    in 1995 and $8,889 in 1994) (Note 2)               221,259       85,340
  Other current assets                                  17,545        9,328
                                                      --------     --------
      Total current assets                             313,422      198,880
Property, plant and equipment (net of accumulated
  depreciation of $187,211 in 1995 and
  $180,810 in 1994)                                    240,438      241,885
Other assets                                            46,039       45,362
                                                      --------     --------
                                                      $599,899     $486,127
                                                      ========     ========
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Short-term borrowings                               $ 49,068     $      -
  Current portion of long-term debt (Note 3)             1,657        1,643
  Trade accounts payable                               108,046       56,953
  Dividends payable                                          -        3,542
  Income taxes accrued                                  11,785            -
  Accrued expenses related to beet operations           21,400            -
  Other liabilities and accrued expenses                26,178       23,002
                                                      --------     --------
      Total current liabilities                        218,134       85,140
                                                      --------     --------
Long-term debt (Note 3)                                119,762      140,224
                                                      --------     --------
Deferred employee benefits                              73,753       72,589
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    202,141      202,065
  Minimum pension liability adjustment                  (8,210)      (8,210)
                                                      --------     --------
                                                       223,486      223,410
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                3,961        3,961
                                                      --------     --------
      Total stockholders' equity                       188,250      188,174
                                                      --------     --------
Commitments and contingencies (Note 6)                       -            -
                                                      --------     --------
                                                      $599,899     $486,127
                                                      ========     ========

   (The accompanying notes are an integral part of the financial statements.)


Page 3 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)


                                              For the 13 Weeks Ended
                                              ----------------------
                                              January 1,  January 2,
                                                 1995        1994
                                              ----------  ----------
         Net sales                             $282,477    $280,186
                                               --------    --------
          Operating expenses:
           Cost of sales and
             operating expenses                 253,629     249,207
           Selling, general and
             administrative expenses             13,494      14,884
           Depreciation and
             amortization                         6,894       7,778
                                               --------    --------
                                                274,017     271,869
                                               --------    --------

          Income from operations                  8,460       8,317
                                               --------    --------

          Other income and expenses:
           Interest and other
             investment income                      527         406
           Interest expense                      (3,572)     (3,390)
           Other                                    101          82
                                               --------    --------
                                                 (2,944)     (2,902)
                                               --------    --------

          Income before income taxes              5,516       5,415
          Provision for income taxes (Note 4)    (1,898)     (1,874)
                                               --------    --------
          Net income                           $  3,618    $  3,541
                                               ========    ========

          Per share:

            Net income (Note 5)                $    .14    $    .13
                                               ========    ========

            Dividends                          $   .135    $   .135
                                               ========    ========

  (The accompanying notes are an integral part of the financial statements.)





Page 4 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     For the 13 Weeks Ended
                                                   --------------------------
                                                   January 1,      January 2,
                                                      1995            1994
                                                   ----------      ----------
                                                    (In thousands of dollars)
Cash flows from operations:
  Net income                                        $  3,618        $  3,541
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                      6,894           7,778
    Provision for deferred income taxes              (10,273)         (9,176)
    Other                                                 32              34
    Changes in balance sheet accounts -
      Accounts receivable                              9,290          35,734
      Inventories                                   (135,919)        (83,600)
      Other current assets                             1,198           2,613
      Trade accounts payable                          51,093          (6,600)
      Income taxes accrued                            11,785           6,877
      Accrued expenses related to beet operations     21,400          21,125
      Other liabilities and accrued expenses           3,176             848
      Other                                              977           1,667
                                                    --------        --------
Cash used for operations                             (36,729)        (19,159)
                                                    --------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment          (5,186)         (5,563)
  Proceeds from sale of property, plant and
    equipment                                            182             152
  Liquidation of short-term investments
    included in "Other current assets"                     -           4,500
  Changes in escrow balances related to
    industrial revenue bonds                             (21)            (33)
  Other                                                  (62)           (120)
                                                    --------        --------
Cash used for investing activities                    (5,087)         (1,064)
                                                    --------        --------

Cash flows from financing activities:
  Increase in short-term borrowings                   49,068          25,100
  Payments of long-term debt                         (20,448)           (801)
  Dividends declared to stockholders                  (3,542)         (3,542)
  Decrease in dividends payable                       (3,542)              -
  Other                                                  (24)             49
                                                    --------        --------
Cash provided by financing activities                 21,512          20,806
                                                    --------        --------
Cash flows for period                                (20,304)            583
Cash and cash equivalents, beginning of period        28,436           7,481
                                                    --------        --------
Cash and cash equivalents, end of period            $  8,132        $  8,064
                                                    ========        ========

(The accompanying notes are an integral part of the financial statements.)





Page 5 of 12 pages

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

(2) A summary of inventories by class is as follows:

                                                   January 1,        October 2,
                                                      1995              1994
                                                   ----------        ----------
                                                     (In thousands of dollars)
    Raw materials and work-in-process..........     $ 84,903          $26,924
    Packaging materials, parts and supplies....       26,574           27,115
    Finished goods.............................      110,829           31,301
    Costs related to future
      inventory purchases......................       (1,047)               -
                                                    --------          -------
                                                    $221,259          $85,340
                                                    ========          =======

(3) Long-term debt is summarized as follows:

                                                   January 1,       October 2,
                                                      1995             1994
                                                   ----------       ----------
                                                     (In thousands of dollars)
    Senior notes - $50,000 Series A at 8.35%
      and $20,000 Series B at 7.15%
      payable through 2002.....................     $ 70,000         $ 70,000
    Long-term debt supported by revolving
      credit facilities with banks.............            -           20,000
    Notes payable to banks from 1996 to 1998
      related to the ESOP......................       15,500           15,500
    Industrial revenue bonds...................       28,000           28,000
    Present value of non-compete agreements
      related to the purchase of King
      Packaging, payable monthly from 1993 to
      1998, discounted at 5%...................        5,921            6,314
    Other long-term debt.......................        1,998            2,053
                                                    --------         --------
                                                     121,419          141,867

    Less - Current portion.....................       (1,657)          (1,643)
                                                    --------         --------
                                                    $119,762         $140,224
                                                    ========         ========

Cash interest payments during the first three months of fiscal 1995 and 1994 amounted to $4,529,000 and $4,573,000, respectively.

(4) Cash tax payments during the first three months of fiscal 1995 and 1994 amounted to $67,000 and $186,000, respectively.



Page 6 of 12 pages

(5) Earnings per share for fiscal 1995 and 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks ended January 1, 1995 and January 2, 1994.

(6) Commitments and Contingencies:

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

    The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure. The Company is exposed to loss in the event of non-performance by the other party to these swaps. However, the Company does not anticipate non-performance by the counter-parties to the transactions.

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

    In July 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. On September 12, 1994, summary judgment was entered against the Company in the amount of $2,973,000 in this case. On December 19, 1994, the judgment was amended to add $1,343,000 prejudgment interest. The Company has appealed the judgment to the United States Court of Appeals for the Third Circuit. The Company intends to pursue the appeal vigorously and strongly contends that no amounts are due to NUS.





Page 7 of 12 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Liquidity

    Operating working capital increased $47,392,000 from the end of fiscal 1994. Inventory, net of trade payables and accrued beet expenses, increased because of seasonal factors from October 2, 1994 and was funded by short-term borrowings. Cash and cash equivalents for the quarter decreased $20,304,000 as a result of long-term debt reductions of $20,448,000. This reduction resulted from working capital reductions at the end of fiscal 1993-94. The Company is committed to continuing its working capital reduction program to deploy these assets to realize a greater return for our stockholders.

Capital Resources

    Long-term debt excluding the current portion, decreased $20,462,000. Changes in debt and equity resulted in a decrease from 43% to 39% in the ratio of long-term debt to total capital. At January 1, 1995, the Company had $145,000,000 in revolving credit facilities with banks, of which $40,000,000 was outstanding as short-term debt. The remaining available balance of $105,000,000 is intended to meet working capital and other cash needs as they arise. All of the $145,000,000 of available facilities are committed through September 30, 1996. The revolving credit facilities, in general, enable the Company to borrow at the banks' cost of funds plus approximately 1/2%. Additionally, at January 1, 1995, Raceland Sugars, Inc. had $9,068,000 in short-term borrowings from the Commodity Credit Corporation.

    At January 1, 1995, stockholders' equity was $188,250,000 compared to equity at October 2, 1994, of $188,174,000. Equity increased as a result of earnings of $3,618,000, during the quarter ended January 1, 1995, and dividends decreased equity by $3,542,000.

    Fixed asset additions during the quarter ended January 1, 1995 were $5,186,000. The capital expenditures were primarily concentrated on cost saving projects and our expansion into Mexico. The Company expects that net fixed assets additions (exclusive of any acquisitions) will approximate $17,000,000 in fiscal 1995. These expenditures are expected to benefit the Company through increased efficiency and expanded operational capabilities.

Results of Operations

    The Company's net income for the quarter ended January 1, 1995 was $3,618,000, or $.14 per share, compared to income of $3,541,000, or $.13 per share, for the quarter ended January 2, 1994. Sugar sales volume increased 1% over the same quarter last year while sugar sales prices were flat.

    The U. S. Department of Agriculture imposed marketing allotments effective October 1, 1994 for the 1994-95 crop year. These allotments will limit the amount of beet sugar marketed to 4.35 million short tons raw value. This compares with estimated beet sugar production of 4.70


Page 8 of 12 pages
million short tons raw value. As a result of allotments, refined sugar prices have strengthened somewhat. However, raw sugar costs have increased by about $1.20 per cwt since October 1, 1994.

    Sales volume increased at the cane refineries over the same quarter last year. Cane refining margins have shown improvement since the last quarter of 1993-94 but are still below margins achieved in the first quarter of last year. Income is down at the cane refineries compared to the same quarter last year.

    Our beet operations, which include Michigan Sugar and our beet molasses desugarization facility, had lower sales volume compared to the previous year due to the marketing allotments. However, higher sugar content on beets processed in Michigan and Ohio compensated for the allotments, and income was flat with last year.

    Dixie Crystals(R) Foodservice sales volume decreased slightly from the same quarter last year, but income was up sharply as the Company benefited from concentrating its efforts on increasing sales of higher margin products.

    Raceland Sugars, Inc. showed an increase in income as a result of a successful processing campaign which produced more sugar than last year at a slightly lower cost per unit.

    Selling, general and administrative expenses decreased 9%, or $1,390,000, due to lower sales volume at Michigan Sugar and travel cost reductions resulting from a conscious effort to reduce overhead costs.

    The Company continues to be confident that earnings will increase significantly in fiscal 1995. Successful processing campaigns at Michigan Sugar and Raceland Sugars, improved sales mix at Dixie Crystals(R) Foodservice and increased sales volume (largely exported sugar) at the cane refineries should all contribute to improved profitability in 1995. The margins on exporting refined sugar to the world market have improved to the point that it is profitable to export sugar again. As a result, we will be operating all three cane refineries near capacity for the balance of the year. This will add to profits and reduce unit costs compared to last year.

    Our Mexican joint venture continues to look promising despite the recent devaluation of the peso and economic turmoil. We are shipping sugar to customers, and we expect to show a profit this fiscal year. Longer term, NAFTA will be fully implemented 14 years from now, and sugar will be allowed to flow freely across the border. We feel that it is strategically important to have a presence on both sides of the border.

    The sugar industry is actively working toward developing a sugar program for inclusion in the 1995 Farm Bill. No consensus has been developed so far, and it is too soon to predict what form the proposal might take. We are working with the rest of the industry to ensure that the new Farm Bill will be good for all segments of the industry.




Page 9 of 12 pages

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Page   Exhibit
             No.    Number      Description
             ---    ------      -----------
             12     27-1        Financial Data Schedules (for SEC use only)

        (b)  Reports on Form 8-K, not applicable.





Page 10 of 12 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAVANNAH FOODS & INDUSTRIES, INC.



                              BY: /S/John M. Tatum
                                 ---------------------------
                                 JOHN M. TATUM
DATE:  FEBRUARY 14, 1995         SECRETARY




                              BY: /S/W. R. Steinhauer
                                 ---------------------------
                                 W. R. STEINHAUER
                                 SENIOR VICE PRESIDENT -
DATE:  FEBRUARY 14, 1995         FINANCE & ADMINISTRATION





Page 11 of 12 pages