Form 10-Q
period 1995-04-02
SAVANNAH FOODS & INDUSTRIES INC
filed 1995-05-15
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended      April 2, 1995
                                          -----------------------

                                       OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------

         Commission file number   1-11420
                                -----------

                      SAVANNAH FOODS & INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Delaware                                        58-1089367
- - -------------------------------                ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


    P. O. Box 339, Savannah, Georgia                        31402
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261
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

As of April 2, 1995, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 10 of this filing.



Page 1 of 25 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX


Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----
          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            April 2, 1995 and October 2, 1994                  3

          Consolidated Statements of Operations
            for the 13 weeks ended April 2, 1995
            and April 3, 1994 and the 26 weeks ended
            April 2, 1995 and April 3, 1994                    4

          Consolidated Statements of Cash Flows
            for the 26 weeks ended April 2, 1995
            and April 3, 1994                                  5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:


          Item 4.  Submission of Matters to a Vote of
                     Securities Holders                       10

          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11

          Exhibit 3-1   By-Laws, as amended                   12

          Exhibit 27-1  Financial Data Schedule               25
                        (for SEC use only)



Page 2 of 25 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                      April 2,    October 2,
                                                        1995         1994
                                                      --------    ----------
Assets
- - ------

Current assets:
  Cash and cash equivalents                           $ 10,500     $ 28,436
  Accounts receivable                                   56,489       75,776
  Inventories (net of LIFO reserve of $8,661
    in 1995 and $8,889 in 1994) (Note 3)               190,494       85,340
  Other current assets                                  21,970        9,328
                                                      --------     --------
      Total current assets                             279,453      198,880
Property, plant and equipment (net of accumulated
  depreciation of $194,217 in 1995 and
  $180,810 in 1994)                                    238,600      241,885
Other assets                                            48,661       45,362
                                                      --------     --------
                                                      $566,714     $486,127
                                                      ========     ========
Liabilities and Stockholders' Equity
- - ------------------------------------

Current liabilities:
  Short-term borrowings                               $ 45,000     $      -
  Current portion of long-term debt (Note 4)             7,177        1,643
  Trade accounts payable                                91,010       56,953
  Dividends payable                                      3,542        3,542
  Income taxes accrued                                   3,792            -
  Accrued expenses related to beet operations           20,864            -
  Other liabilities and accrued expenses                25,182       23,002
                                                      --------     --------
      Total current liabilities                        196,567       85,140
                                                      --------     --------
Long-term debt (Note 4)                                112,441      140,224
                                                      --------     --------
Deferred employee benefits                              74,504       72,589
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    196,672      202,065
  Minimum pension liability adjustment                  (8,210)      (8,210)
                                                      --------     --------
                                                       218,017      223,410
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                3,540        3,961
                                                      --------     --------
      Total stockholders' equity                       183,202      188,174
                                                      --------     --------
Commitments and contingencies (Note 7)                       -            -
                                                      --------     --------
                                                      $566,714     $486,127
                                                      ========     ========

   (The accompanying notes are an integral part of the financial statements.)



Page 3 of 25 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)


                               For the 13 Weeks Ended   For the 26 Weeks Ended
                               ----------------------   ----------------------
                               April 2,      April 3,   April 2,      April 3,
                                 1995          1994       1995          1994
                               --------      --------   --------      --------
Net sales                      $253,377      $247,005   $535,854      $527,191
                               --------      --------   --------      --------
Operating expenses:
 Cost of sales and
   operating expenses           232,470       224,697    486,099       473,904
 Selling, general and
   administrative expenses       13,054        13,639     26,548        28,523
 Depreciation and
   amortization                   7,516         7,056     14,410        14,834
                               --------      --------   --------      --------
                                253,040       245,392    527,057       517,261
                               --------      --------   --------      --------

Income from operations              337         1,613      8,797         9,930
                               --------      --------   --------      --------

Other income and expenses:
 Interest and other
   investment income                361         1,035        888         1,441
 Interest expense (Note 4)       (3,819)       (3,361)    (7,391)       (6,751)
 Other                              (13)          158         88           240
                               --------      --------   --------      --------
                                 (3,471)       (2,168)    (6,415)       (5,070)
                               --------      --------   --------      --------

Income (loss) before income
  taxes                          (3,134)         (555)     2,382         4,860
(Provision for) benefit from
  income taxes (Note 5)           1,207           284       (691)       (1,590)
                               --------      --------   --------      --------
Net income (loss)              $ (1,927)     $   (271)  $  1,691      $  3,270
                               ========      ========   ========      ========

Per share:

  Net income (loss) (Note 6)   $   (.07)     $   (.01)  $    .07      $    .12
                               ========      ========   ========      ========

  Dividends                    $   .135      $   .135   $    .27      $    .27
                               ========      ========   ========      ========

   (The accompanying notes are an integral part of the financial statements.)



Page 4 of 25 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   For the 26 Weeks Ended
                                                   -----------------------
                                                   April 2,       April 3,
                                                     1995           1994
                                                   --------       --------
                                                  (In thousands of dollars)
Cash flows from operations:
  Net income                                      $   1,691       $  3,270
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                    14,410         14,834
    Provision for deferred income taxes              (9,398)        (9,230)
    Other                                                70            (93)
    Changes in balance sheet accounts -
      Accounts receivable                            19,287         33,466
      Inventories                                  (105,154)       (66,375)
      Other current assets                           (4,107)         4,051
      Trade accounts payable                         34,057        (10,713)
      Income taxes accrued                            3,792            929
      Accrued expenses related to beet operations    20,864         23,494
      Other liabilities and accrued expenses          2,180            445
      Other                                           1,570          1,928
                                                  ---------       --------
Cash used for operations                            (20,738)        (3,994)
                                                  ---------       --------
Cash flows from investing activities:
  Additions to property, plant and equipment         (9,423)       (13,193)
  Proceeds from sale of property, plant and
    equipment                                           202            247
  Acquisition of business (Note 2)                   (7,050)             -
  Liquidation of short-term investments
    included in "Other current assets"                    -         19,226
  Changes in escrow balances related to
    industrial revenue bonds                          5,464          3,743
  Other                                              (2,388)        (2,425)
                                                  ---------       --------
Cash (used) provided by investing activities        (13,195)         7,598
                                                  ---------       --------

Cash flows from financing activities:
  Increase in short-term borrowings                  45,000          6,600
  Payments of long-term debt                        (22,249)        (1,209)
  Collection of note receivable from
    employee stock ownership trust                      500              -
  Dividends declared to stockholders                 (7,084)        (7,084)
  Other                                                (170)            43
                                                  ---------       --------
Cash provided (used) by financing activities         15,997         (1,650)
                                                  ---------       --------
Cash flows for period                               (17,936)         1,954
Cash and cash equivalents, beginning of period       28,436          7,481
                                                  ---------       --------
Cash and cash equivalents, end of period          $  10,500       $  9,435
                                                  =========       ========

   (The accompanying notes are an integral part of the financial statements.)



Page 5 of 25 pages

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

(2) On January 31, 1995, the Company acquired certain assets of Reckitt and Colman, Inc., which are used in the manufacture, sale and distribution of filled plastic salt and pepper shakers for $7,050,000 in cash. The transaction was accounted for using the purchase method and resulted in $6,050,000 of goodwill, which represents the excess of the purchase price over the fair market value of the assets acquired.

(3) A summary of inventories by class is as follows:

                                                    April 2,        October 2,
                                                      1995             1994
                                                    --------        ----------
                                                     (In thousands of dollars)
    Raw materials and work-in-process..........     $ 52,456          $26,924
    Packaging materials, parts and supplies....       27,609           27,115
    Finished goods.............................      110,447           31,301
    Costs related to future
      inventory purchases......................          (18)               -
                                                    --------          -------
                                                    $190,494          $85,340
                                                    ========          =======

(4) Long-term debt is summarized as follows:

                                                    April 2,        October 2,
                                                      1995             1994
                                                    --------        ----------
                                                     (In thousands of dollars)
    Senior notes - $50,000 Series A at 8.35%
      and $20,000 Series B at 7.15%
      payable through 2002.....................     $ 70,000         $ 70,000
    Long-term debt supported by revolving
      credit facilities with banks.............            -           20,000
    Notes payable to banks from 1996 to 1998
      related to the ESOP......................       14,100           15,500
    Industrial revenue bonds...................       28,000           28,000
    Present value of non-compete agreements
      related to the purchase of King
      Packaging, payable monthly from 1993 to
      1998, discounted at 5%...................        5,529            6,314
    Other long-term debt.......................        1,989            2,053
                                                    --------         --------
                                                     119,618          141,867

    Less - Current portion.....................       (7,177)          (1,643)
                                                    --------         --------
                                                    $112,441         $140,224
                                                    ========         ========



Page 6 of 25 pages

    Cash interest payments during the first six months of fiscal 1995 and 1994 amounted to $7,045,000 and $6,671,000, respectively.

(5) Cash tax payments during the first six months of fiscal 1995 and 1994 amounted to $6,211,000 and $6,376,000, respectively.

(6) Earnings per share for fiscal 1995 and 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks and the 26 weeks ended April 2, 1995 and April 3, 1994.

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

    In May 1992, the United States Customs Service (Customs) issued a bill to the Company for approximately $7,500,000 seeking reimbursement for certain drawback claims filed by the Company with customs during the period 1984 through 1988. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during these years are technically and/or substantively deficient, and that the Company, therefore, is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and is vigorously protesting the decision of Customs. We have recently received assurances from the Customs Service that this administrative appeal is nearing a conclusion. As an indication, on March 31, 1995, the Company received notice that one of its three protests had been resolved in its favor. This favorable ruling resulted in the reduction of the total claim by $2,434,000 and the waiver of interest on this amount from August, 1992. Based upon the facts known to the Company at this time, the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

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



Page 7 of 25 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Liquidity

    Non-cash working capital decreased $12,918,000 from the end of fiscal 1994. Inventory, net of trade payables and accrued beet expenses, increased from October 2, 1994 and was funded by short-term borrowings. Cash and cash equivalents for the six months decreased $17,936,000 primarily as a result of long-term debt repayments of $22,249,000. This repayment was funded primarily by cash generated through working capital reductions at the end of fiscal 1993-94. The Company is committed to continuing its working capital reduction program to deploy these assets to realize a greater return for our stockholders.

Capital Resources

    Long-term debt excluding the current portion, decreased $27,783,000. The Company paid $20,000,000 of long-term revolving credit debt in its first fiscal 1995 quarter with cash generated from working capital reductions in fiscal 1994. Additionally, the Company retired, subsequent to the end of its second quarter, $5,500,000 of industrial revenue bonds due in the year 2017. These bonds were paid from escrow accounts held by the Company containing the original proceeds from the issuance of the bonds. Accordingly, $5,500,000 of the escrow account has been reclassified from other assets (long-term) to other current assets. Also, $5,500,000 of the industrial revenue bonds have been reclassified to the current portion of long-term debt. Changes in debt and equity resulted in a decrease from 43% to 38% in the ratio of long-term debt to total capital.

    At April 2, 1995, the Company had $145,000,000 in revolving credit facilities, of which $45,000,000 was outstanding as short-term debt. The remaining available balance of $100,000,000 is intended to meet working capital and other cash needs as they arise. All of the $145,000,000 of available facilities are committed through September 30, 1996. The revolving credit facilities, in general, enable the Company to borrow at the bank's cost of funds plus approximately 1/2%.

    At April 2, 1995, stockholders' equity was $183,202,000 compared to equity at October 2, 1994, of $188,174,000. Equity changed primarily as a result of earnings of $1,691,000 and as a result of dividends of $7,084,000.

    On April 20, 1995 the Company announced that it was reducing the dividend from an annual rate of $.54 per share to $.10 per share. The Board of Directors declared a regular dividend of $.025 per share payable July 1, 1995 to stockholders of record at the close of business June 6, 1995.

    The Company has been earning less than the dividend and this has reduced stockholders' equity. The Company decided to reduce the dividend to a level that would allow it to take advantage of future business opportunities and to strengthen the Company's financial position.

    On January 31, 1995, the Company acquired certain assets of Reckitt & Colman, Inc., which are used in the manufacture, sale and distribution



Page 8 of 25 pages
of filled plastic salt and pepper shakers for $7,050,000 in cash. The transaction was accounted for using the purchase method and is expected to be funded primarily through the sale of non-operating assets.

    Fixed asset additions during the first six months of fiscal 1995, excluding the Reckitt & Colman acquisition, were $9,423,000. The capital expenditures were primarily concentrated on cost saving projects. The Company expects that expenditures for fixed assets (exclusive of any acquisitions) will approximate $17,000,000 in fiscal 1995. These expenditures are expected to benefit the Company through increased efficiency and expanded operational capabilities.

Results of Operations

    The Company's net income for the first six months of fiscal 1995 was $1,691,000, or $.07 per share, compared to income of $3,270,000, or $.12 per share, for the first six months of fiscal 1994. Net loss for the second quarter of fiscal 1995 was ($1,927,000), or ($.07) per share, compared to ($271,000), or ($.01) per share, for the second quarter of fiscal 1994. Sugar sales volumes and prices were flat with the same quarter and six months of last year.

    Sales volume at the cane refineries increased over the same quarter and six months of last year. Cane refining margins have decreased compared to last year due to the combination of increased raw sugar prices and downward pressure on refined sugar prices caused by beet and cane competition. Income is down at the cane refineries compared to the same quarter and six months of last year.

    Our beet operations, which include Michigan Sugar and our beet molasses desugarization facility, had lower sales volume compared to the previous year quarter and six months due to the marketing allotments imposed October 1, 1994 for the 1994-95 crop year. Income at the beet operations was down for the quarter and six months primarily due to higher operating costs at the beet molasses desugarization facility.

    The Company's foodservice sugar sales volume decreased from the same quarter and six months last year while non-sugar sales volume increased moderately. Income for the quarter was down due to higher sugar and packaging costs, but income for the six months is higher than last year.

    Raceland Sugars, Inc. showed an increase in income for the quarter and six months as a result of a successful processing campaign which produced more sugar than last year at the same cost per unit.

    Selling, general and administrative expenses decreased 7%, or $1,975,000, for the six months of fiscal 1995 compared to 1994 primarily due to lower sales volume at Michigan Sugar and reductions resulting from a conscious effort to reduce overhead costs.

    The Company's strategy for the future is two-pronged. First, it is to expand outside of the United States, as we are doing in Mexico. Secondly, it is to expand into non-sugar related products that fit with existing customer relationships and distribution channels. Examples of the latter are the acquisition of King Packaging and the acquisition of Reckitt & Colman's salt and pepper shaker business. We are continuing to investigate growth of the business in areas that are not dependent on the Farm Bill.



Page 9 of 25 pages

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    At the Annual Meeting of Stockholders held on February 16, 1995 in Savannah, Georgia, 23,887,057 shares, representing 91.0% of the 26,238,196 total eligible shares outstanding, were voted in person or by proxy. The Directors proposed in the proxy material were elected to serve three-year terms by the vote shown below:

                              Outstanding Shares Voted For          Abstain
                              ----------------------------  ------------------------
                               Number        % of Eligible   Number    % of Eligible
                              of Votes           Votes      of Votes       Votes
                              --------       -------------  --------   -------------
   Dale C. Critz              23,654,005         90.15      233,052         .89
   Arthur M. Gignilliat, Jr.  23,673,592         90.23      213,465         .81
   Robert S. Jepson, Jr.      23,689,421         90.29      197,636         .75
   Arnold Tenenbaum           23,662,940         90.19      224,117         .85

    Other Directors whose term of office continued after the meeting were W. Waldo Bradley, John D. Carswell, F. Sprague Exley, William W. Sprague, III, Hugh M. Tarbutton, R. Eugene Cartledge, Lee B. Durham, Jr., Ernest Flegenheimer and Robert L. Harrison.

    The amendment of the By-laws to increase the maximum number of Directors to fifteen was approved. The vote was as follows:

    Outstanding Shares Voted For           Against                   Abstain
    ----------------------------   -----------------------   -----------------------
     Number        % of Eligible    Number   % of Eligible    Number   % of Eligible
    of Votes           Votes       of Votes      Votes       of Votes      Votes
    --------       -------------   --------  -------------   --------  -------------
    23,078,542          87.96      604,248        2.30       204,267        .78

    The appointment of Price Waterhouse LLP as independent public accountants was approved. The vote was as follows:

    Outstanding Shares Voted For           Against                   Abstain
    ----------------------------   -----------------------   -----------------------
     Number        % of Eligible    Number   % of Eligible    Number   % of Eligible
    of Votes           Votes       of Votes      Votes       of Votes      Votes
    --------       -------------   --------  -------------   --------  -------------
    23,611,229          89.99      167,390         .64       108,438        .41


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Page   Exhibit
             No.    Number      Description
             ---    ------      -----------

             12     3-1         By-Laws, as amended

             25     27-1        Financial Data Schedules (for SEC use only)

        (b)  Reports on Form 8-K, not applicable.



Page 10 of 25 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SAVANNAH FOODS & INDUSTRIES, INC.



                                   BY: /s/ John M. Tatum
                                      ---------------------------
                                      JOHN M. TATUM
DATE:  MAY 11, 1995                   SECRETARY




                                   BY: /s/ W. R. Steinhauer
                                      ---------------------------
                                      W. R. STEINHAUER
                                      SENIOR VICE PRESIDENT -
DATE:  MAY 12, 1995                   FINANCE & ADMINISTRATION



Page 11 of 25 pages