Form 10-Q
period 1995-07-02
SAVANNAH FOODS & INDUSTRIES INC
filed 1995-08-15
CIK 86941

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   July 2, 1995
                                       ------------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

         Commission file number 1-11420
                               ---------

                      SAVANNAH FOODS & INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


           Delaware                                              58-1089367
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    P. O. Box 339, Savannah, Georgia                               31402
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261
                                                  ------------------------------

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

As of July 2, 1995, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 10 of this filing.





Page 1 of 12 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            July 2, 1995 and October 2, 1994                   3

          Consolidated Statements of Operations
            for the 13 weeks ended July 2, 1995
            and July 3, 1994 and the 39 weeks ended
            July 2, 1995 and July 3, 1994                      4

          Consolidated Statements of Cash Flows
            for the 39 weeks ended July 2, 1995
            and July 3, 1994                                   5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11

          Exhibit 27-1  Financial Data Schedule               12





Page 2 of 12 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                      July 2,     October 2,
                                                       1995          1994
                                                      -------     ----------
Assets
------

Current assets:
  Cash and cash equivalents                           $ 10,763     $ 28,436
  Accounts receivable                                   65,282       75,776
  Inventories (net of LIFO reserve of $12,382
    in 1995 and $8,889 in 1994) (Note 3)               168,765       85,340
  Other current assets                                  13,598        9,328
                                                      --------     --------
      Total current assets                             258,408      198,880
Property, plant and equipment (net of accumulated
  depreciation of $200,833 in 1995 and
  $180,810 in 1994)                                    235,457      241,885
Other assets                                            48,522       45,362
                                                      --------     --------
                                                      $542,387     $486,127
                                                      ========     ========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                               $ 44,200     $      -
  Current portion of long-term debt (Note 4)             1,690        1,643
  Trade accounts payable                                91,707       56,953
  Dividends payable                                        656        3,542
  Income taxes accrued                                       -            -
  Accrued expenses related to beet operations           13,138            -
  Other liabilities and accrued expenses                24,009       23,002
                                                      --------     --------
      Total current liabilities                        175,400       85,140
                                                      --------     --------
Long-term debt (Note 4)                                111,976      140,224
                                                      --------     --------
Deferred employee benefits                              74,892       72,589
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    193,589      202,065
  Minimum pension liability adjustment                  (8,210)      (8,210)
                                                      --------     --------
                                                       214,934      223,410
  Less - Treasury stock, at cost (5,068,604 shares)     31,275       31,275
       - Note receivable from employee stock
          ownership trust                                3,540        3,961
                                                      --------     --------
      Total stockholders' equity                       180,119      188,174
                                                      --------     --------
Commitments and contingencies (Note 7)                       -            -
                                                      --------     --------
                                                      $542,387     $486,127
                                                      ========     ========

   (The accompanying notes are an integral part of the financial statements.)


Page 3 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)


                               For the 13 Weeks Ended   For the 39 Weeks Ended
                               ----------------------   ----------------------
                               July 2,        July 3,   July 2,        July 3,
                                1995           1994      1995           1994
                               -------        -------   -------        -------
Net sales                      $275,554      $272,891   $811,408      $800,082
                               --------      --------   --------      --------
Operating expenses:
 Cost of sales and
   operating expenses           255,082       249,764    741,181       723,668
 Selling, general and
   administrative expenses       12,896        12,471     39,444        40,994
 Depreciation and
   amortization                   7,359         7,459     21,769        22,293
                               --------      --------   --------      --------
                                275,337       269,694    802,394       786,955
                               --------      --------   --------      --------

Income from operations              217         3,197      9,014        13,127
                               --------      --------   --------      --------

Other income and expenses:
 Interest and other
   investment income                290           330      1,178         1,771
 Interest expense (Note 4)       (3,827)       (3,289)   (11,218)      (10,040)
 Other                             (263)          141       (175)          381
                               --------      --------   --------      --------
                                 (3,800)       (2,818)   (10,215)       (7,888)
                               --------      --------   --------      --------

Income (loss) before income
  taxes                          (3,583)          379     (1,201)        5,239
(Provision for) benefit from
  income taxes (Note 5)           1,155          (146)       464        (1,736)
                               --------      --------   --------      --------
Net income (loss)              $ (2,428)     $    233   $   (737)     $  3,503
                               ========      ========   ========      ========

Per share:

  Net income (loss) (Note 6)   $   (.10)     $    .01   $   (.03)     $    .13
                               ========      ========   ========      ========

  Dividends                    $   .025      $   .135   $   .295      $   .405
                               ========      ========   ========      ========

  (The accompanying notes are an integral part of the financial statements.)





Page 4 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    For the 39 Weeks Ended
                                                    ----------------------
                                                    July 2,        July 3,
                                                     1995           1994
                                                    -------        -------
                                                   (In thousands of dollars)
Cash flows from operations:
  Net income (loss)                                 $  (737)       $ 3,503
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                    21,769         22,293
    Provision for deferred income taxes              (6,301)        (4,881)
    Other                                                88            180
    Changes in balance sheet accounts -
      Accounts receivable                            10,494         23,054
      Inventories                                   (83,425)       (28,792)
      Other current assets                            1,168          1,540
      Trade accounts payable                         34,754         (9,960)
      Accrued expenses related to beet operations    13,138         13,817
      Other liabilities and accrued expenses          1,007           (434)
      Other                                           1,847          2,369
                                                    -------        -------
Cash (used) provided by operations                   (6,198)        22,689
                                                    -------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment        (13,070)       (17,314)
  Proceeds from sale of property, plant and
    equipment                                           233          1,949
  Acquisition of business (Note 2)                   (7,050)             -
  Liquidation of short-term investments
    included in "Other current assets"                    -         19,700
  Use of escrow balances related to
    industrial revenue bonds for additions to
    property, plant and equipment                         -          3,681
  Other                                              (2,854)        (3,531)
                                                    -------        -------
Cash (used) provided by investing activities        (22,741)         4,485
                                                    -------        -------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings       44,200        (11,300)
  Payments of long-term debt                        (28,201)        (2,164)
  Liquidation of unused industrial revenue
    bond escrow balances                              5,662              -
  Collection of note receivable from
    employee stock ownership trust                      500              -
  Dividends declared to stockholders                 (7,739)       (10,626)
  Decrease in dividends payable                      (2,886)             -
  Other                                                (270)            27
                                                    -------        -------
Cash provided (used) by financing activities         11,266        (24,063)
                                                    -------        -------
Cash flows for period                               (17,673)         3,111
Cash and cash equivalents, beginning of period       28,436          7,481
                                                    -------        -------
Cash and cash equivalents, end of period            $10,763        $10,592
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

(3)    A summary of inventories by class is as follows:

                                                    July 2,         October 2,
                                                     1995              1994
                                                    -------         ----------
                                                     (In thousands of dollars)
     Raw materials and work-in-process.........     $ 66,373          $26,924
     Packaging materials, parts and supplies...       27,189           27,115
     Finished goods............................       75,203           31,301
                                                    --------          -------
                                                    $168,765          $85,340
                                                    ========          =======

(4)        Long-term debt is summarized as follows:

                                                    July 2,         October 2,
                                                     1995              1994
                                                    -------         ----------
                                                     (In thousands of dollars)
     Senior notes - $50,000 Series A at 8.35%
       and $20,000 Series B at 7.15%
       payable through 2002....................     $ 70,000         $ 70,000
     Long-term debt supported by revolving
       credit facilities with banks............            -           20,000
     Notes payable to banks from 1997 to 2004
       related to the ESOP.....................       14,100           15,500
     Industrial revenue bonds..................       22,500           28,000
     Present value of non-compete agreements
       related to the purchase of King
       Packaging, payable monthly from 1993 to
       1998, discounted at 5%..................        5,136            6,314
     Other long-term debt......................        1,930            2,053
                                                    --------         --------
                                                     113,666          141,867

     Less - Current portion....................       (1,690)          (1,643)
                                                    --------         --------
                                                    $111,976         $140,224
                                                    ========         ========

   During June, 1995, the Company entered additional interest rate exchange agreements which, together with the senior notes, fix the interest rate on



Page 6 of 12 pages
    approximately $80.0 million of the Company's long-term debt from fiscal 1998 through 2004. The average fixed interest rate on such indebtedness is projected to approximate 7.5% per annum for fiscal 1998 through fiscal 2004. These hedges were completed with the anticipation that scheduled repayments of fixed rate debt through 2004 would be replaced with variable rate borrowings. The Company's existing variable rate indebtedness has a maximum contractual rate of approximately the bank's cost of funds plus 1/2%.

    Cash interest payments during the first nine months of fiscal 1995 and 1994 amounted to $12,179,000 and $11,255,000, respectively.

(5) Cash tax payments during the first nine months of fiscal 1995 and 1994 amounted to $6,571,000 and $6,582,000, respectively.

(6) Earnings per share for fiscal 1995 and 1994 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks and the 39 weeks ended July 2, 1995 and July 3, 1994.

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

    The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure. The Company is exposed to loss in the event of non-performance by the other party to these swaps. However, the Company does not anticipate non-performance by the counter-parties to the transactions as the counter-parties are large world-wide commercial banks.

    In May 1992, the United States Customs Service (Customs) issued a bill to the Company for approximately $7,500,000 seeking reimbursement for certain drawback claims filed by the Company with Customs during the period 1984 through 1988. The Company disputes Customs' findings and is vigorously protesting the decision of Customs. As of July 1995, approximately $5,000,000 of the claim has been dismissed. Based upon the facts known to the Company at this time, the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

    In July 1991, National Utility Service, Inc. (NUS) filed a complaint against the Company in the United States District Court for the District of New Jersey seeking compensation and damages arising from a contract between the Company and NUS for energy cost saving recommendations. On September 12, 1994, summary judgment was entered against the Company in the amount of $2,973,000 in this case. On December 19, 1994, the judgment was amended to add $1,343,000 prejudgment interest. The United States Court of Appeals for the Third Circuit has affirmed the judgment subject to an insignificant reduction in the prejudgment interest. The Company is considering an appeal to the Supreme Court. Reserves were established for this claim in previous fiscal years, and the ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.




Page 7 of 12 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Liquidity

   Non-interest bearing working capital increased due to seasonal business activity by $31,141,000 from the end of fiscal 1994 and was funded by short-term borrowings. Cash and cash equivalents for the nine months decreased $17,673,000 due to long-term debt repayments.

Capital Resources

   Long-term debt excluding the current portion, decreased $28,248,000. The Company paid $20,000,000 of long-term revolving credit debt in its first fiscal 1995 quarter with cash generated from working capital reductions in fiscal 1994. Additionally, the Company retired $5,500,000 of industrial revenue bonds in the third fiscal quarter. These bonds were paid from escrow accounts held by the Company containing the original proceeds from the issuance of the bonds. Changes in debt and equity resulted in a decrease from 43% to 38% in the ratio of long-term debt to total capital.

   At July 2, 1995, the Company had $145,000,000 in revolving credit facilities, of which $44,200,000 was outstanding as short-term debt. The remaining available balance of $100,800,000 is intended to meet working capital and other cash needs as they arise. All of the $145,000,000 of available facilities are committed through September 30, 1996. The revolving credit facilities, in general, enable the Company to borrow at the bank's cost of funds plus approximately 1/2%.

   During June, 1995, the Company entered into additional interest rate exchange agreements which, together with the senior notes and existing interest rate exchange agreements, fix the interest rate on approximately $80.0 million of the Company's long-term debt from 1998 through 2004. The average fixed interest rate for such indebtedness is expected to approximate 7.5% per year for fiscal 1998 through fiscal 2004.

   At July 2, 1995, stockholders' equity was $180,119,000 compared to equity at October 2, 1994, of $188,174,000. Equity changed primarily as a result of flat earnings and dividends of $7,739,000. The Company reduced its dividends from $.54 per share to $.10 per share effective for the third quarter of fiscal 1995. Dividends would have been approximately $5.8 million less for fiscal 1995 if dividends had been at the $.10 per share level for the full year.

   Fixed asset additions during the first nine months of fiscal 1995, excluding the Reckitt & Colman acquisition, were $13,070,000. The capital expenditures were primarily concentrated on cost saving projects. The Company expects that expenditures for fixed assets (exclusive of any acquisitions) will approximate $17,000,000 in fiscal 1995.

Results of Operations

   The Company's net loss for the first nine months of fiscal 1995 was ($737,000), or ($.03) per share, compared to income of $3,503,000, or $.13 per share, for the first nine months of fiscal 1994. Net loss for

Page 8 of 12 pages
the third quarter of fiscal 1995 was ($2,428,000), or ($.10) per share, compared to income of $233,000, or $.01 per share, for the third quarter of fiscal 1994. Sugar sales volumes were flat as compared with the same quarter and nine months of last year. Raw sugar spot prices are up $1.21 per cwt. for the third quarter of 1995 compared to the third quarter of 1994. Raw sugar spot prices are up $.54 per cwt. for the nine months this year versus last year. Sugar sales prices are up for the quarter and nine months of 1995 compared to last year; however the increase in sales prices has been significantly less than the increase in raw sugar costs.

   Sales volume at the cane refineries increased over the same quarter and nine months of last year. Cane refining margins have decreased compared to last year due to higher raw sugar prices and intense competition which has limited sales price increases to minimal levels. The higher raw sugar prices have significantly increased cost of sales for the quarter and nine months of 1995 as compared with the same periods of 1994. The Company uses the LIFO method to determine cost of sales and to value inventory of sugar. This method, on an annual basis, results in the most recent inventory purchases being charged to cost of sales.

   During interim periods the Company estimates the expected year-end value of sugar to determine both its cost of sales and inventory value for interim periods. At the end of the third quarter the price of raw sugar increased by over $2.50 per cwt. as compared with the price at the end of the March 1995 quarter. As a result of this increase, the Company revised its estimates of year-end inventory values. This caused an increase to cost of sales in the third quarter of approximately $3,000,000. Accordingly, income is down at the cane refineries compared to the same quarter and nine months of last year.

   Our beet operations, which include Michigan Sugar and our beet molasses desugarization facility, had lower sales volume compared to the previous year quarter and nine months due to the marketing allotments imposed October 1, 1994 for the 1994-95 crop year. Income at the beet operations was up slightly for the quarter when compared to last year. For the nine months of 1995 income is down compared to 1994 primarily due to higher operating costs at the beet molasses desugarization facility.

   The Company's foodservice sugar sales volume decreased from the same quarter and nine months last year while non-sugar sales volume increased moderately. Income for the quarter and nine months is up from last year as a result of an improved product mix and lower operating expenses.

   Raceland Sugars, Inc. showed a slight decrease in income for the quarter compared to last year. Income is up for the nine months of 1995 compared to 1994 as a result of a successful processing campaign which produced more sugar than last year at the same cost per unit.

   Selling, general and administrative expenses decreased 4%, or $1,550,000, for the nine months of fiscal 1995 compared to 1994 primarily due to lower selling costs resulting from lower sales volume at Michigan Sugar and reductions resulting from reduced overhead costs.

   One of the more significant factors that will affect the Company's future profitability is the 1995 Farm Bill currently being debated in

Page 9 of 12 pages

Congress. One thing that seems clear is that the situation will not remain as it is. The 1995 Farm Bill, in whatever form it takes, may dramatically change the structure of the sugar industry in the United States. Management believes that the Company's low cost structure, efficient manufacturing operations and proven marketing skills will enable the Company to capitalize on these changes.



                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Page   Exhibit
             No.    Number      Description
             ---    ------      -----------

             12     27-1        Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K, not applicable.





Page 10 of 12 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAVANNAH FOODS & INDUSTRIES, INC.



                              BY: /S/John M. Tatum
                                 ---------------------------
                                 JOHN M. TATUM
DATE:  AUGUST 14, 1995           SECRETARY




                              BY: /S/W. R. Steinhauer
                                 ---------------------------
                                 W. R. STEINHAUER
                                 SENIOR VICE PRESIDENT -
DATE:  AUGUST 14, 1995           FINANCE & ADMINISTRATION





Page 11 of 12 pages