Form 10-K
period 1995-10-01
SAVANNAH FOODS & INDUSTRIES INC
filed 1996-01-02
CIK 86941

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark one)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 October 1, 1995
                          ---------------------------------------------------
                                                 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                               ---------------------   ----------------------

Commission file number     1-11420
                       ------------------------------------------------------
                      SAVANNAH FOODS & INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

               Delaware                              58-1089367
-------------------------------------     ----------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               identification No.)

           P. O. Box 339, Savannah, Georgia             31402
----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (912) 234-1261
                                                   -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                  Common Stock - Par Value:  $.25 per share
----------------------------------------------------------------------------
                              (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                    None
----------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


At November 30, 1995, there were 26,238,196 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 30, 1995 was $324,697,676.


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 1996 are incorporated by reference in Part III hereof.

The exhibit index is located on page 35 of this filing.

Page 1 of 176 pages.

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

         Effective October 2, 1995, the first day of fiscal 1996, Registrant reorganized the business structure of several of its subsidiaries. This reorganization did not affect the overall business of Registrant, but was done primarily for internal management purposes.

        Registrant and its wholly-owned subsidiaries, Savannah Foods Industrial, Inc. and Dixie Crystals (R) Brands, Inc., are engaged in the refining and marketing of a complete line of bulk and liquid sugars and sugar products, including edible molasses, liquid animal feeds and corn syrup blends. They also produce and market a complete line of packaged sugars and portion control items consisting of sugar envelopes, artificial sweeteners, salt, pepper, non-dairy creamer, and certain other products. Industrial and grocery products are marketed primarily in the southeastern portion of the United States, Louisiana, and Texas, but are also widely distributed into other states generally east of the Mississippi and south of New England. Foodservice products are marketed throughout the United States. Products are marketed under the trade names Dixie Crystals(R), Colonial(R), Evercane(R), and Savannah Gold(R), but are also sold under Registrant's other controlled labels and under customers' private label brands. Registrants saccharin-based sweetener is marketed under the trade name Sweet Thing(R) and its aspartame-based sweetener is marketed under the trade name Sweet Thing II(R). These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar.

         Michigan Sugar Company, a wholly-owned subsidiary of Registrant, and its wholly-owned subsidiary, Great Lakes Sugar Company, are engaged in the processing of sugar beets into refined sugar and the production of beet pulp and molasses. The refined sugar is marketed primarily in the states of Michigan and Ohio, but is also distributed in the midwestern and eastern parts of the United States. Packaged sugar is marketed under the trade name PIONEER(R) , but is also sold under customers' private label brands. These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar. Most of the beet pulp is pelletized and sold for export. The balance is sold in the domestic market. The majority of the molasses is sold to Registrant's beet molasses desugarization facility for further processing to recover additional sugar.

        King Packaging Company, Inc. a wholly-owned subsidiary of Dixie Crystals (R) Brands, Inc., packs custom made meal kits for the food service industry and provides complementary products to the portion control products manufactured at Registrant's other locations. These products are marketed to the food service trade through-out the United States both by means of direct sales and through brokers and are primarily shipped directly to customers by common carrier truck.

         Raceland Sugars, Inc., a wholly-owned subsidiary of Savannah Foods Industrial, Inc., operates a raw sugar mill and is engaged in the business of producing raw sugar which is marketed in the Louisiana area. Additionally, the by-products, molasses and bagasse, are currently sold in the domestic market.

         Raw Materials. A large portion of the raw sugar for Registrant's Port Wentworth, GA refinery, and all the raw sugar for the Clewiston, FL refinery, is normally supplied by cane sugar producers in the state of Florida. A large portion of the raw sugar for Registrant's Gramercy, LA refinery is normally supplied by cane sugar producers in the state of Louisiana. In the case of the Savannah and Gramercy refineries, the remaining raw sugar requirements are purchased on the open market, and consist of off-shore cargoes purchased directly and through raw sugar trade houses. Registrant uses the futures market as a hedging and purchasing mechanism, as circumstances warrant.

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

         Competition is primarily based upon price, but is also based upon product quality and customer service. At times, the cane sugar refiners are at a competitive disadvantage to the beet sugar producers due to differing methods by which raw materials are purchased. In the beet industry, the beet farmers participate in any increase or decrease in the selling price of refined sugar. However, in the cane industry, refiners purchase raw sugar at prices which are kept artificially high by United States policy to support sugar farmers, and which do not fluctuate in tandem with refined sugar selling prices. Consequently, when competitive pressures reduce refined sugar prices, the margins of cane sugar refiners are affected more adversely than those of beet sugar producers.

         Number of Employees. At October 1, 1995, Registrant and its subsidiaries had 2,086 full-time employees. In addition, Michigan Sugar Company, Great Lakes Sugar Company, and Raceland Sugars, Inc. employ a number of seasonal workers during the beet and cane processing campaigns.

Item 2.  Properties.

         Registrant and its wholly-owned subsidiaries own and operate three cane sugar refineries, two sugar melt and transfer facilities, five sugar beet processing plants, a beet molasses desugarization facility, a raw sugar mill, and four foodservice production facilities.

         The three cane sugar refineries are located in Port Wentworth, Georgia; Gramercy, Louisiana and Clewiston, Florida and are owned by Savannah Foods Industrial, Inc. The Port Wentworth facility borders the Savannah River and the Gramercy facility borders the Mississippi River. Both of these locations include a deep water dock with facilities for shipping and receiving ocean-going vessels.

         Savannah Foods Industrial, Inc. also owns sugar melt and transfer facilities in St. Louis, Missouri and Ludlow, Kentucky. The St. Louis facility borders on the Mississippi River and has a dock for receiving sugar and molasses shipments.

         Michigan Sugar Company owns and operates four sugar beet processing plants which are located in Caro, Carrollton, Sebewaing, and Croswell, Michigan. Great Lakes Sugar Company owns and operates a sugar beet processing plant in Fremont, Ohio and a storage facility in Findlay, Ohio. The beet molasses desugarization facility, which is owned by Registrant, is located in Fremont, Ohio.

         Dixie Crystals(R) Brands, Inc. owns production facilities in Perrysburg, Ohio; Visalia, California and Savannah, Georgia. Also, King Packaging Company, Inc. owns and operates a packaging facility in Bremen, Georgia.

         Raceland Sugars, Inc. owns and operates a raw sugar mill in Raceland, Louisiana. In addition to its milling operations, Raceland produces and harvests sugar cane for use at its mill. These farming operations are done on leased land.

         The facilities listed above provide Registrant with sufficient productive capacity to meet the demands of its current markets.


Item 3.  Legal Proceedings.

         Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                   PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.

         Registrant's common stock, par value $.25 per share ("Common Stock"), is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "SFI". The following table sets forth for the periods indicated the high and low sales prices on the NYSE composite tape. The information provided has been adjusted to the nearest 1/8 and was compiled from quotations furnished by the New York Stock Exchange. Registrant has paid cash dividends on its Common Stock every year since 1924. The following information is for the twelve-month periods ended October 2, 1994 and October 1, 1995:

             Quarter                                  Dividends
              Ended            High         Low         Paid
            --------         --------     -------     ---------
             01/02/94      $16.500      $13.000         $.135
             04/03/94       15.375       10.500          .135
             07/03/94       12.250       10.000          .135
             10/02/94       12.750       10.375          .135
                                                        -----
                                                        $.540
                                                        =====

             01/01/95      $14.750      $10.750         $.135
             04/02/95       14.625       10.375          .135
             07/02/95       11.875        9.000          .025
             10/01/95       14.125       10.375          .025
                                                        -----
                                                        $.320
                                                        =====

         As of October 1, 1995, the following indicates the number of holders of record of equity securities:

                 Title of Class            Number of Record Holders
                 --------------            ------------------------

                  Common Stock                      3,167


Item 6.  Selected Financial Data.

         See following pages.

SAVANNAH FOODS & INDUSTRIES, INC.
SUMMARY OF OPERATIONS

(In thousands except for per share amounts and ratios)

                                                                              Fiscal Period Ended
                                                     ---------------------------------------------------------------------------
                                                     October 1,      October 2,      October 3,      January 3,     December 29,
                                                        1995            1994          1993 (1)          1993            1991
--------------------------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE FISCAL PERIOD
 Net sales........................................   $1,098,544      $1,074,367        $818,116      $1,138,114       $1,199,710
 Income from operations (excludes other income
   and expenses, taxes and change in accounting
   principle).....................................        7,386          20,297          11,839          49,143           66,884
 (Loss) income before change in accounting
   principle......................................       (3,493)          5,743           1,986          27,340           38,260
 Net (loss) income (2)............................       (3,493)          5,743           2,586           9,170           38,260
 Other income statement information:
   Depreciation and amortization expense..........       28,314          28,972          19,362          23,705           20,510
   Interest expense...............................       14,847          13,380          10,226          10,526            9,820
   Benefit from (provision for) income taxes......        2,585          (2,863)         (1,155)        (13,628)         (21,798)
 Cash dividends declared..........................        8,396          14,169          10,627          13,890           13,116
 Capital expenditures (3).........................       17,303          22,218          39,877          45,301           55,661
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT THE END OF THE FISCAL PERIOD
 Current assets...................................   $  197,802      $  198,880        $269,990      $  371,387       $  356,769
 Current liabilities..............................      114,740          85,140         154,760         233,519          223,104
 Working capital..................................       83,062         113,740         115,230         137,868          133,665
 Property, plant and equipment - gross............      436,991         421,312         407,924         355,435          318,391
 Accumulated depreciation.........................      206,100         180,810         159,111         129,306          112,092
 Total assets.....................................      476,507         486,127         567,852         635,755          581,819
 Long-term debt...................................      106,864         140,224         142,078         126,464           94,364
 Stockholders' equity.............................      169,649         188,174         194,714         210,620          224,275
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE
 Weighted average shares outstanding..............       26,238          26,238          26,238          26,491           26,782
 Shares outstanding at end of fiscal period.......       26,238          26,238          26,238          26,238           26,723
 (Loss) income before change in accounting
   principle per weighted average share
   outstanding....................................   $     (.13)     $      .22        $    .08      $     1.03       $     1.43
  Net (loss) income per weighted average share
   outstanding (2)................................         (.13)            .22             .10             .35             1.43
 Dividends declared per share.....................          .32             .54            .405            .525              .49
 Stockholders' equity per share (4)...............         6.47            7.17            7.42            8.03             8.39
--------------------------------------------------------------------------------------------------------------------------------
RATIOS
 Current assets divided by current liabilities....         1.72            2.34            1.74            1.59             1.60
 Long-term debt divided by long-term debt
   and stockholders' equity.......................          .39             .43             .42             .38              .30
 Tax benefit (expense) divided by pre-tax
   (loss) income..................................          .43             .33             .37             .33              .36
--------------------------------------------------------------------------------------------------------------------------------

(1) On July 21, 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30. As a result, the fiscal period ended October 3, 1993 represents a 39 week period. For further information, see Note 2 to the accompanying consolidated financial statements.

(2) The Company adopted FAS 109, "Accounting for Income Taxes" during the fiscal period ended October 3, 1993 and adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the fiscal period ended January 3, 1993. For more information on the adoption of FAS 109, see Note 7 to the accompanying consolidated financial statements.

(3) Capital expenditures include $1,000,000 for the acquisition of certain fixed asets of Reckitt and Colman, Inc. in January 1995, $4,757,000 for the acquisition of King Packaging Company, Inc. fixed assets in July 1993 and $15,798,000 for the acquisition of Raceland Sugars, Inc. fixed assets in October 1991.

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

Liquidity

         Operating working capital, defined as non-cash assets and non-interest bearing liabilities excluding dividends payable, increased by $10,255,000 during fiscal 1995. This increase, funded through short-term borrowings, resulted from a decision to increase inventory levels to take advantage of certain sales opportunities. The Company expects to liquidate this inventory in fiscal 1996 and to repay the related short-term debt. In the absence of the decision by management to temporarily increase inventory, operating working capital would have decreased by approximately $12,000,000 during fiscal 1995.

         The Company maintains revolving credit facilities, as discussed below, to provide liquidity for short-term operating needs. The Company also has the ability to fund seasonal increases in inventory through borrowings from the Commodity Credit Corporation. Maximum short-term borrowings during fiscal 1995 were $68,500,000. These two sources of short-term funds provide ample liquidity to the Company to meet its operating cash requirements. See Note 6 to the Company's financial statements for a discussion of the covenants related to the Company's revolving credit facilities.

Capital Resources

         Long-term debt, including the current portion, decreased $28,703,000 as a result of debt payments during fiscal 1995. $20,000,000 of the debt payments were funded with excess cash generated through working capital reductions achieved during fiscal 1994. Changes in debt and equity resulted in a decrease from 43% to 39% in the ratio of long-term debt to total capital.

         During August, 1995, the Company entered into revolving credit agreements aggregating $140,000,000, of which $10,000,000 was outstanding as long-term debt and $22,300,000 was outstanding as short-term debt at year end. The remaining available balance of $107,700,000 is intended to meet working capital and other cash needs as they arise. All of the $140,000,000 of available facilities are committed through January 1, 1999.

         The Company's most restrictive loan covenants are included in its Senior Notes as discussed in Note 6 to the financial statements. Both the Senior Notes and the Company's revolving credit facilities include requirements to maintain certain levels of income or operating cash flow in relation to interest expense, and to maintain a minimum net worth. As discussed in Note 6, at October 1, 1995, the Company was not in compliance with the covenants contained in the Senior Notes agreement, but has obtained amendments through December, 1995 which allow the Company to comply with the amended terms of the agreement. Discussions between the Company and the Senior Note lenders are continuing to further amend the terms of this debt. Additionally, under the terms of the Company's revolving credit facilities, the Company has the ability to refinance the Senior Notes if it is in compliance with the covenants contained in the revolving credit agreements. The Company was in compliance with the terms of the revolving credit facilities at the end of fiscal 1995. In the event that the Company is not in compliance with the terms of the covenants in its revolving credit facilities, the Company believes it will be able to obtain appropriate waivers. In the event that waivers are not obtained related to the revolving credit facilities, the agreements would likely be modified. If not modified, the agreements also provide an option to the revolving credit lenders to accelerate the repayment of this indebtedness.

         At October 1, 1995, stockholders' equity was $169,649,000 compared to equity at October 2, 1994, of $188,174,000. Equity decreased as a result of a net loss of $3,493,000 for the year ended October 1, 1995, dividends of $8,396,000, an increase in the minimum pension liability adjustment of $6,632,000, and a currency translation adjustment of $425,000. Equity increased through a $421,000 reduction in the note receivable from the employee stock ownership plan.

         In January 1995, the Company purchased the disposable salt and pepper shaker business of Reckitt & Colman for approximately $7,000,000. This product line is projected to add about $5,000,000 in sales to Dixie Crystals(R) Brands and complement the current non-sugar product line. The Company is continually searching for similar opportunities to expand into higher value-added products outside of sugar.

         Fixed asset additions during fiscal 1995, excluding Reckitt & Colman, were $16,303,000 compared to depreciation and amortization for the same period of $28,314,000. The capital expenditures were primarily made to upgrade and install packaging and production equipment. These projects are expected to benefit the Company through increased efficiency, improved quality control, and expanded operational capabilities. The Company expects that expenditures for fixed assets in fiscal 1996 will approximate $10,000,000 and that depreciation and amortization for fiscal 1996 will approximate that of 1995.

         During fiscal 1996 the Company expects to generate approximately $12,000,000 through the liquidation of Company-owned life insurance. This liquidation will also eliminate the need to fund over $3,000,000 of additional whole-life insurance premiums during fiscal 1996. Over a five year time period, this decision will eliminate the need to fund a total of more than $10,000,000 in whole-life insurance premiums (including the $3,000,000 not expended in fiscal 1996). The $12,000,000 cash received and the $3,000,000 not expended in fiscal 1996 are expected to be used to reduce long-term debt during fiscal 1996. This insurance is being liquidated because its return did not exceed the Company's cost of capital and because the Company wants to utilize these funds in its business.

         On November 17, 1995, the Board of Directors approved the formation of a grantor trust which is expected to purchase approximately 2,500,000 shares of Company common stock from the Company. It is intended that over an extended period of time the trust will use such shares or the proceeds from the sale of such shares to satisfy obligations of the Company under various employee benefit plans, including the Company's qualified defined benefit pension plans, its supplemental pension plan, and obligations under deferred compensation contracts for employees and directors, all of which are discussed in Notes 9 and 10 to the Company's financial statements.

Results of Operations

Year ended October 1, 1995 and year ended October 2, 1994

         The Company's results of operations for the fiscal year ended October 1, 1995 was a net loss of ($3,493,000), or ($.13) per share, on sales of $1,098,544,000, compared to income of $5,743,000, or $.22 per share, on sales of $1,074,367,000 for the fiscal year ended October 2, 1994. Sugar sales volume was flat compared to fiscal 1994 while sugar sales prices increased slightly. Average raw sugar costs increased dramatically in fiscal 1995, from $22.07 per cwt. in fiscal 1994, to $23.03 per cwt. in fiscal 1995. Raw sugar shortages in the summer of 1995 pushed raw sugar costs as high as $25.70 per cwt. in late July 1995.

         This rise in raw sugar costs primarily affected the cane refineries which, as a result, reported an operating loss for fiscal 1995. The net loss also included a $1,600,000 charge for the settlement of litigation, a $1,500,000 charge for a work force reduction, and a $1,200,000 charge related to capital projects which will not be pursued because of changing business circumstances. Fiscal 1994 included a $2,950,000 charge related to the same litigation mentioned above.

         Michigan Sugar's sales volume decreased 3% in fiscal 1995 due to marketing allotments imposed by the U. S. Department of Agriculture (USDA) which restricted the amount of sugar sold. However, higher sugar content in the beets resulted in lower processing costs per cwt., and operating income in this division increased substantially over fiscal 1994. Higher molasses and beet pulp prices also contributed to the increased earnings.

         Operating income for our Foodservice division increased from fiscal 1994 despite higher sugar costs and competitive pricing pressures. The increase was achieved through focused selling of higher value-added sugar and non-sugar products along with lower operating costs.

         Raceland Sugars, Inc.'s operating income decreased slightly from fiscal 1994 as increased operating costs offset higher sales prices and a larger crop.

         Selling, general and administrative expenses increased 7% in fiscal 1995 from fiscal 1994 primarily due to higher advertising and selling costs.

         Interest expense increased as a result of higher interest rates on short-term borrowings for working capital.

         The fiscal 1996 national beet crop is estimated to be 4.1 million tons compared to 4.5 million tons in fiscal 1995. A smaller beet crop usually means higher refined sugar selling prices, increased cane refining throughput and lower per unit refining costs. This should improve operating income for the Company's cane based operations in fiscal 1996.

         The Company's beet sugar division, Michigan Sugar, will have lower earnings in fiscal 1996 due to a summer drought and insect problems which reduced both sugar beet yields and sugar content significantly from fiscal 1995.

         Raceland should benefit from a larger crop and higher raw sugar prices in fiscal 1996 and operating income should improve over fiscal 1995.

         The sugar portion of the 1995 Farm Bill has yet to be finalized in Congress. The Company believes that the sugar program needs reform. The outcome of the bill will not be known until next year and it is impossible to predict the results.

Year ended October 2, 1994 and nine months ended October 3, 1993

         The Company's net income for the fiscal year ended October 2, 1994 was $5,743,000, or $.22 per share, compared to income of $2,586,000, or $.10 per share, for the nine months ended October 3, 1993. Income for fiscal 1993 includes a $3,030,000 charge to net income (a $4,900,000 increase in cost of sales, net of the associated $1,870,000 income tax benefit) related to a LIFO inventory liquidation at Michigan Sugar as further discussed in Note 2 to the consolidated financial statements and a $600,000 cumulative effect credit due to adopting FAS 109. Income for fiscal 1993 before the cumulative effect of adopting FAS 109 was $1,986,000, or $.08 per share. Average weekly sales volume and prices were down in fiscal 1994 compared to fiscal 1993 due to competitive pressure from beet sugar producers marketing a larger beet crop along with additional sugar carried over from the previous year.

         Productivity increased in fiscal 1994 at the cane refineries.
However, higher raw sugar costs caused by a low raw sugar quota reduced average weekly operating income in this division compared to fiscal 1993.

         Michigan Sugar's average weekly sales volume increased 4% in fiscal 1994 due to a larger crop in Michigan and a carry over from the previous crop. However, average weekly operating income dropped from fiscal 1993 due to lower beet pulp prices and a smaller beet crop in Ohio.

         Dixie Crystals(R) Foodservice's average weekly operating income decreased from fiscal 1993 due to higher sugar costs and competitive pricing pressures. Cost cutting programs which lowered manufacturing costs helped minimize the impact of these negative factors.

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

         Interest expense decreased slightly on an average weekly basis in fiscal 1994 due to lower short-term borrowings.

Item 8.  Financial Statements and Supplementary Data.

(a)  Financial Statements:                                  Page
     --------------------                                   ----
     Report of Independent Accountants                       14

     Consolidated Balance Sheets at October 1, 1995
     and October 2, 1994                                     15

     Consolidated Statements of Operations for the
     fiscal periods ended October 1, 1995,
     October 2, 1994 and October 3, 1993                     16

     Consolidated Statements of Changes in Stockholders'
     Equity for the fiscal periods ended October 1, 1995,
     October 2, 1994 and October 3, 1993                     17

     Consolidated Statements of Cash Flows for the
     fiscal periods ended October 1, 1995, October 2, 1994
     and October 3, 1993                                     18

     Notes to Consolidated Financial Statements              19

(b) Financial Statement Schedules for the fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993:

         Schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                      Report of Independent Accountants


November 17, 1995

To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. and its subsidiaries at October 1, 1995 and October 2, 1994, and the results of their operations and their cash flows for the fifty-two weeks ended October 1, 1995, the fifty-two weeks ended October 2, 1994 and the thirty-nine weeks ended October 3, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for income taxes during the thirty-nine weeks ended October 3, 1993.


PRICE WATERHOUSE LLP
Savannah, Georgia

                      SAVANNAH FOODS & INDUSTRIES, INC.
                         Consolidated Balance Sheets
            (In thousands except for shares and per share amounts)

                                                            October 1,    October 2,
                                                               1995          1994
                                                            ----------    ----------
Assets
------

Current assets:
  Cash and cash equivalents (Note 1)                         $ 11,574      $ 28,436
  Accounts receivable                                          66,991        75,776
  Inventories (net of LIFO reserve of $10,460 in
    1995 and $8,889 in 1994) (Notes 1 and 4)                  103,121        85,340
  Other current assets (Notes 1 and 7)                         16,116         9,328
                                                             --------      --------
    Total current assets                                      197,802       198,880
Property, plant and equipment (net of accumulated
  depreciation of $206,100 in 1995 and
  $180,810 in 1994) (Notes 1 and 5)                           230,891       240,502
Other assets (Notes 1, 7 and 9)                                47,814        46,745
                                                             --------      --------
                                                             $476,507      $486,127
                                                             ========      ========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings (Note 6)                             $ 22,300      $      -
  Current portion of long-term debt (Note 6)                    6,300         1,643
  Trade accounts payable                                       63,259        56,953
  Dividends payable                                               656         3,542
  Other liabilities and accrued expenses                       22,225        23,002
                                                             --------      --------
    Total current liabilities                                 114,740        85,140
                                                             --------      --------
Long-term debt (Note 6)                                       106,864       140,224
                                                             --------      --------
Deferred employee benefits (Notes 9 and 10)                    85,254        72,589
                                                             --------      --------
Stockholders' equity (Notes 6 and 8):
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares issued     17,365        17,365
  Capital in excess of stated value                            12,190        12,190
  Retained earnings                                           190,176       202,065
  Minimum pension liability adjustment (Note 9)               (14,842)       (8,210)
  Cumulative translation adjustment                              (425)            -
                                                             --------      --------
                                                              204,464       223,410
  Less - Treasury stock, at cost (5,068,604 shares)            31,275        31,275
       - Note receivable from employee stock ownership
           plan                                                 3,540         3,961
                                                             --------      --------
    Total stockholders' equity                                169,649       188,174
Commitments and contingencies (Note 11)                             -             -
                                                             --------      --------
                                                             $476,507      $486,127
                                                             ========      ========

   (The accompanying notes are an integral part of the financial statements.)

                      SAVANNAH FOODS & INDUSTRIES, INC.
                    Consolidated Statements of Operations
            (In thousands except for shares and per share amounts)


                                       Fiscal Period Ended (Notes 1 and 2)
                                   --------------------------------------------
                                   October 1,       October 2,       October 3,
                                      1995             1994             1993
                                   (52 weeks)       (52 weeks)       (39 weeks)
                                   ----------       ----------       ----------

Net sales                          $1,098,544       $1,074,367       $  818,116
                                   ----------       ----------       ----------
Operating expenses:
  Cost of sales and operating
    expenses                        1,005,914          971,706          743,731
  Selling, general and
    administrative expenses            56,930           53,392           43,184
  Depreciation and amortization
    (Note 1)                           28,314           28,972           19,362
                                   ----------       ----------       ----------
                                    1,091,158        1,054,070          806,277
                                   ----------       ----------       ----------
Income from operations                  7,386           20,297           11,839
                                   ----------       ----------       ----------
Other income and (expenses):
  Interest and other investment
    income                              1,258            2,170            1,412
  Interest expense (Note 6)           (14,847)         (13,380)         (10,226)
  Other income (expense)                  125             (481)             116
                                   ----------       ----------       ----------
                                      (13,464)         (11,691)          (8,698)
                                   ----------       ----------       ----------
(Loss) income before income
  taxes and change in
  accounting principle                 (6,078)           8,606            3,141
Benefit from (provision for)
  income taxes (Notes 1 and 7)          2,585           (2,863)          (1,155)
                                   ----------       ----------       ----------
(Loss) income before change in
  accounting principle                 (3,493)           5,743            1,986
Cumulative effect of change in
  accounting principle
  (Notes 1 and 7)                           -                -              600
                                   ----------       ----------       ----------
Net (loss) income                  $   (3,493)      $    5,743       $    2,586
                                   ==========       ==========       ==========

(Loss) income per weighted
  average share outstanding:
    (Loss) income before change
      in accounting principle      $     (.13)      $      .22       $      .08
    Cumulative effect of change
      in accounting principle               -                -              .02
                                   ----------       ----------       ----------
    Net (loss) income              $     (.13)      $      .22       $      .10
                                   ==========       ==========       ==========

Weighted average shares
  outstanding                      26,238,196       26,238,196       26,238,196
                                   ==========       ==========       ==========


      (The accompanying notes are an integral part of the financial statements.)

                      SAVANNAH FOODS & INDUSTRIES, INC.
          Consolidated Statements of Changes in Stockholders' Equity
                 (In thousands except for per share amounts)

                                                                                                             Note
                                                                                                           Receivable
                                                                                                             from
                                            Capital in              Minimum                                Employee
                                            Excess of               Pension      Cumulative                  Stock
                                    Common    Stated    Retained   Liability     Translation  Treasury     Ownership
                                    Stock      Value    Earnings   Adjustment    Adjustment     Stock         Plan       Total
                                   ------- ----------  --------   ----------    -----------  ---------    ----------     -----
Balance at January 3, 1993         $17,365    $12,190   $218,532    $ (1,437)      $     -    $(31,275)     $(4,755)    $210,620
  Net income                                               2,586                                                           2,586
  Cash dividends declared
    ($.405 per share)                                    (10,627)                                                        (10,627)
  Increase in minimum pension
    liability adjustment                                              (8,016)                                             (8,016)
  Decrease in note receivable from
    employee stock ownership plan                                                                               151          151
                                   -------    -------   --------    --------       -------    --------      -------     --------
Balance at October 3, 1993          17,365     12,190    210,491      (9,453)            -     (31,275)      (4,604)     194,714
  Net income                                               5,743                                                           5,743
  Cash dividends declared
    ($.54 per share)                                     (14,169)                                                        (14,169)
  Decrease in minimum pension
    liability adjustment                                               1,243                                               1,243
  Decrease in note receivable from
    employee stock ownership plan                                                                               643          643
                                   -------    -------   --------    --------       -------    --------      -------     --------
Balance at October 2, 1994          17,365     12,190    202,065      (8,210)            -      (31,275)      (3,961)    188,174
  Net loss                                                (3,493)                                                         (3,493)
  Cash dividends declared
    ($.32 per share)                                      (8,396)                                                         (8,396)
  Increase in minimum pension
    liability adjustment                                              (6,632)                                             (6,632)
  Increase in cumulative
    translation adjustment                                                            (425)                                 (425)
  Decrease in note receivable from
    employee stock ownership plan                                                                               421          421
                                   -------    -------   --------    --------       -------    --------      -------     --------
Balance at October 1, 1995         $17,365    $12,190   $190,176    $(14,842)      $  (425)   $(31,275)     $(3,540)    $169,649
                                   =======    =======   ========    ========       =======    ========      =======     ========

      (The accompanying notes are an integral part of the financial statements.)

                      SAVANNAH FOODS & INDUSTRIES, INC.
                    Consolidated Statements of Cash Flows
                          (In thousands of dollars)

                                                        Fiscal Period Ended (Notes 1 and 2)
                                                  ----------------------------------------------
                                                  October 1,        October 2,        October 3,
                                                     1995              1994              1993
                                                  (52 weeks)        (52 weeks)        (39 weeks)
                                                  ----------        ----------        ----------
Cash flows from operations:
  Net (loss) income                                $(3,493)          $ 5,743           $ 2,586
  Adjustments to reconcile net (loss) income
    to net cash provided by operations -
    Depreciation and amortization                   28,314            28,972            19,362
    Cumulative effect of change in
      accounting principle                               -                 -              (600)
    Provision for deferred income taxes               (207)           (5,283)            6,986
    Net loss on disposal of assets                     674               460               204
    Changes in balance sheet accounts -
      Accounts receivable                            8,785            11,254           (25,347)
      Inventories                                  (17,781)           60,299           133,498
      Other current assets                          (6,952)            2,657            (1,092)
      Trade accounts payable                         6,306           (49,457)          (39,441)
      Income taxes accrued                               -                 -           (17,593)
      Accrued expenses related to beet operations        -                 -           (22,884)
      Other liabilities and accrued expense           (777)            3,373            (1,951)
      Other                                          1,122             1,431             1,547
                                                   -------           -------           -------
Cash provided by operations                         15,991            59,449            55,275
                                                   -------           -------           -------
Cash flows from investing activities:
  Additions to property, plant and equipment       (16,303)          (22,218)          (35,120)
  Proceeds from sale of property, plant
    and equipment                                      784             3,309             2,342
  Use of escrow balances related to industrial
    revenue bonds for additions to property,
    plant and equipment                                  -             3,669               460
  Liquidation (acquisition) of investments           3,615            18,559            (7,691)
  Acquisition of businesses                         (7,050)                -            (8,925)
  Other                                             (2,182)           (2,930)              198
                                                   -------           -------           -------
Cash used for investing activities                 (21,136)              389           (48,736)
                                                   -------           -------           -------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings      22,300           (26,300)           (3,700)
  Increase in long-term debt                             -                 -            10,111
  Payments of long-term debt                       (28,703)           (2,632)           (1,337)
  Liquidation of unused industrial revenue
    bond escrow balances                             5,742                 -                 -
  Dividends paid                                   (11,282)          (10,627)          (10,627)
  Other                                                226               676            (1,484)
                                                   -------           -------           -------
Cash used for financing activities                 (11,717)          (38,883)           (7,037)
                                                   -------           -------           -------
Cash flows for period                              (16,862)           20,955              (498)
Cash and cash equivalents, beginning of period      28,436             7,481             7,979
                                                   -------           -------           -------
Cash and cash equivalents, end of period           $11,574           $28,436           $ 7,481
                                                   =======           =======           =======

      (The accompanying notes are an integral part of the financial statements.)

                      SAVANNAH FOODS & INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:

    Fiscal year - As described in Note 2, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September
30. The fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993 include 52 weeks, 52 weeks and 39 weeks, respectively.

    Principles of consolidation and business segments - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Business entities in which the Company owns 50% or less are accounted for using the equity method. The Company has one primary business segment - Sugar Products.

    Changes in accounting principles - As discussed in Note 7, Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) was prospectively adopted effective January 4, 1993, the first day of the fiscal period ended October 3, 1993.

    Cash and cash equivalents - Cash and cash equivalents include all investments purchased with an original maturity of 90 days or less which have virtually no risk of loss of value of the principal amount of the investment.

    Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for sugar, packaging materials, and certain other items. Costs for maintenance parts, sugar cane and other non-sugar products are determined using the first-in, first-out
(FIFO) and moving average methods.

    Futures transactions and interest rate swaps - The Company uses futures, options and interest rate swaps as hedges in its inventory purchasing and cash management programs. Gains and losses on such transactions related to inventory are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses on transactions related to loans are included in interest expense during the period in which the related instruments are outstanding. In connection with the Company's futures trading activity, the Company maintains deposits with futures brokers. These deposits are included in "Other current assets".

    Amortization of intangibles - The Company has intangible assets included in "Other assets" aggregating $11,912,000 and $8,031,000 at October 1, 1995 and October 2, 1994, respectively. Goodwill is being amortized over fifteen years on a straight-line basis, and other intangible assets are being amortized over five years on a straight-line basis. Amortization expense was $2,169,000, $2,617,000 and $1,363,000 for the fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993, respectively.

    Property, plant and equipment - Property, plant and equipment is valued at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed on the straight-line method. Accelerated depreciation methods are used for tax purposes on $281,162,000 of equipment.

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

    Fair value of financial instruments - For cash, cash equivalents, accounts receivable, trade accounts payable, dividends payable, accrued expenses and short-term borrowings, the carrying amounts approximate fair value because of the short maturities of these instruments.

    Revenue recognition - The Company recognizes revenue as product is shipped.

    Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Change in Fiscal Year End:

    In July 1993, the Company changed its fiscal year end from the Sunday closest to December 31 to the Sunday closest to September 30 in order to conform the Company's financial reporting to the natural business year of the sugar industry. Inventory quantities are significantly lower at the end of the new fiscal year than at the end of a calendar year. Therefore, as a consequence of the change in fiscal year end the Company experienced a LIFO inventory liquidation in the 1993 fiscal period and recorded a charge to operations of $3,030,000, net of tax of $1,870,000. To aid comparative analysis, the Company has presented below results of operations (condensed) for the nine-month periods ended October 3, 1993 and September 27, 1992 (in thousands except for shares and per share amounts):

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
                                             ==========          ==========

    Income per weighted average share
      outstanding:

    Income before change in accounting
      principle                              $      .08          $      .67
    Cumulative effect of change in
      accounting principle                          .02                (.69)
                                             ----------          ----------

    Net income (loss)                        $      .10          $     (.02)
                                             ----------          ----------

    Weighted average shares outstanding      26,238,196          26,571,834
                                             ==========          ==========

Note 3 - Acquisitions:

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

    On July 7, 1993, the Company acquired the outstanding common stock of King Packaging Company, Inc., a supplier of plastic cutlery and customized meal kits to the foodservice and healthcare industries. The acquisition was accounted for as a purchase, and the acquisition costs of the assets acquired and the liabilities assumed are as follows (in thousands of dollars):

    Cash                                         $ 7,244
    Inventories                                    1,770
    Other current assets                           3,086
    Property, plant and equipment                  4,757
    Value of non-compete agreements                8,203
    Other assets                                     290
                                                 -------
    Assets acquired                               25,350
    Liabilities assumed                             (977)
                                                 -------
                                                 $24,373
                                                 =======

Note 4 - Inventories:

     A summary of inventories by method of pricing and class is as follows:

                                                 October 1,           October 2,
                                                    1995                 1994
                                                 ----------           ----------
                                                    (In thousands of dollars)
         Last-in, first-out                       $ 64,642              $46,952
         First-in, first-out                         9,807                9,350
         Moving average                             28,672               29,038
                                                  --------              -------
                                                  $103,121              $85,340
                                                  ========              =======

         Raw materials and work-in-process        $ 46,533              $26,924
         Packaging materials, parts and
            supplies                                26,245               27,115
         Finished goods                             30,343               31,301
                                                  --------              -------
                                                  $103,121              $85,340
                                                  ========              =======

    Certain LIFO inventory quantities were reduced during fiscal 1995 and 1994. These reductions resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 1995 and 1994 purchases. The effect of these liquidations decreased cost of goods sold by $586,000 in fiscal 1995 and $1,762,000 in fiscal 1994, and increased net income by $364,000, or $.01 per share, in fiscal 1995 and $1,097,000, or $.04 per share, in fiscal 1994.

    The replacement cost of inventories exceeded reported cost by approximately $11,101,000 at October 1, 1995 and $10,013,000 at October 2, 1994.

Note 5 - Property, Plant and Equipment:

    Property, plant and equipment is summarized as follows:

                                                         October 1,       October 2,
                                                            1995             1994
                                                         ----------       ----------
                                                          (In thousands of dollars)
         Land                                            $  8,143         $  8,417
         Buildings                                         94,670           91,053
         Machinery and equipment                          326,842          314,530
         Leasehold improvements                             1,201            1,159
         Projects-in-process                                6,135            6,153
                                                         --------         --------
                                                          436,991          421,312
         Less - Accumulated depreciation
            and amortization                             (206,100)        (180,810)
                                                         --------         --------
                                                         $230,891         $240,502
                                                         ========         ========

    Repairs and maintenance expense was $35,241,000, $31,584,000 and $26,706,000 for the fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993, respectively.

Note 6 - Long-term Debt, Credit Arrangements and Leases:

    Long-term debt is summarized as follows:

                                                         October 1,       October 2,
                                                            1995             1994
                                                         ----------       ----------
                                                          (In thousands of dollars)
Senior notes - $47,857 Series A at 8.35% and
  $12,143 Series B at 7.15%                              $ 60,000         $ 70,000
Long-term debt supported by revolving credit
  facilities with banks                                    10,000           20,000
Notes payable to banks related to the ESOP                 14,100           15,500
Industrial revenue bonds                                   22,500           28,000
Other long-term debt                                        6,564            8,367
                                                         --------         --------
                                                          113,164          141,867
Less - Current portion                                     (6,300)          (1,643)
                                                         --------         --------
                                                         $106,864         $140,224
                                                         ========         ========

    The Senior Notes are payable in amounts of $8,750,000 in fiscal 1999, $17,304,000 in fiscal 2000, $15,750,000 in fiscal 2001, $13,821,000 in fiscal
2002, and $4,375,000 in fiscal 2003. The market value of the Company's $60,000,000 fixed rate long-term debt at October 1, 1995 is approximately $64,087,000 based on a market value based prepayment calculation negotiated with the lenders.

    During August, 1995, the Company entered into revolving credit agreements aggregating $140,000,000, of which $10,000,000 was outstanding as long-term debt and $22,300,000 was outstanding as short-term debt at year end. The revolving credit facilities are committed through January 1, 1999 and, in general, enable the Company to borrow funds at LIBOR plus 1/2%. The Company pays an annualized fee of 1/5% on the unused portion of these facilities.

    At October 1, 1995, the Company had $14,100,000 in notes payable related to the Employee Stock Ownership Plan (ESOP) and $22,500,000 of industrial revenue bonds. These notes and bonds carry tax-advantaged variable rates of interest equal to approximately 4.86% in 1995.

    The ESOP loans are payable as follows: $4,285,000 in fiscal 1996, $6,215,000 in fiscal 1998 and $3,600,000 payable in fiscal 1999 through fiscal 2005.

    The $22,500,000 industrial revenue bonds consist of $4,500,000 due in fiscal 2000, $4,500,000 due in fiscal 2001, $6,000,000 payable in $1,000,000 installments in fiscal 2002 through 2007, $3,500,000 due in fiscal 2004, $2,500,000 payable in $500,000 installments from fiscal 2001 through 2005 and $1,500,000 due in 2017. These bonds are secured by financing statements on project-related equipment, the cost of which approximates the bond amounts.

    The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure.

    The effect of certain of the swap agreements is to fix the rate on the $10,000,000 long-term debt borrowed under revolving credit agreements, the $14,100,000 ESOP loans and the $22,500,000 industrial revenue bonds over the remaining period of these swap contracts. The average fixed interest rate on this $46,600,000 of debt fixed through these swap agreements is 8.00%. These swaps were entered into to fix the interest rate on variable debt at rates which the Company considered attractive at the time the agreements were consummated. When the Company entered into these agreements, it compared its anticipated interest costs to other long term borrowing sources such as private placements and other fixed rate borrowing options. Accordingly, the Company has realized its desired objectives in the use of these derivatives. If the Company had canceled these agreements as of October 1, 1995, it would have been required to pay the counter-parties to the agreements an aggregate amount of $2,100,000.

    The Company has also entered into forward swap agreements for periods ranging from 1998 to 2004. These swaps, in conjunction with the Company's existing fixed rate debt, will fix the rate on approximately $80,000,000 of debt for this time period. The Company entered into these agreements to fix the rate on variable rated debt intended to be borrowed to refinance fixed rate debt currently outstanding. The swaps require the Company to pay fixed rates ranging from 6.5% to 7.0% against 90 day LIBOR. These transactions were entered into to protect the Company against interest rate increases and to fix future interest rates at rates the Company considers attractive. If the Company had canceled these agreements as of October 1, 1995, it would have been required to pay the counter-parties to the agreements an aggregate amount of $290,000.

    Short-term borrowings, including borrowings under the Company's revolving credit facilities which were for temporary working capital needs, are summarized as follows:

                                                    Fiscal Period Ended
                                          ----------------------------------------
                                          October 1,     October 2,     October 3,
                                             1995           1994           1993
                                          ----------     ----------     ----------
                                                 (In thousands of dollars)
  Daily average outstanding borrowings     $31,373        $27,953        $49,816
  Daily weighted average interest rate        6.29%          3.82%          3.42%
  Maximum borrowings                       $68,500        $62,300        $85,500
  Amount outstanding at year-end           $22,300        $     -        $26,300

    The Company's most restrictive loan covenants are included in its Senior Notes and require maintenance of a minimum net worth and a minimum income level in relation to interest expense. At October 1, 1995, the Company was not in compliance with these covenants, but has obtained amendments through December, 1995 which allow the Company to comply with the amended terms of the agreement. Discussions between the Company and the Senior Note lenders are continuing to further amend the terms of this debt. Under the terms of the Company's revolving credit facilities, the Company has the ability to refinance the Senior Notes if it is in compliance with the covenants contained in the revolving credit agreements. The Company was in compliance with the terms of the revolving credit facilities at the end of fiscal 1995. In the event that the Company is not in compliance with the terms of the covenants in its revolving credit facilities, the Company believes it will be able to obtain appropriate waivers. In the event that waivers are not obtained related to the revolving credit facilities, the agreements would likely be modified. If not modified, the agreements also provide an option to the revolving credit lenders to accelerate the repayment of this indebtedness.

    Interest expense was $14,847,000 in fiscal 1995, $13,380,000 in fiscal 1994, and $10,226,000 for the 39 week fiscal 1993 period. Cash payments of interest were $14,634,000 in fiscal 1995, $13,364,000 for fiscal 1994, and $9,377,000 for the 1993 fiscal 39 week period.

    Annual maturities of long-term debt each year for the next five fiscal years are $6,300,000 in 1996, $2,110,000 in 1997, $7,894,000 in 1998,
$19,440,000 in 1999, $22,494,000 in 2000 and $54,926,000 in subsequent years through 2017.

    Lease expense related to operating leases aggregated $1,552,000, $1,887,000, and $1,553,000 in fiscal 1995, 1994 and 1993, respectively. Lease commitments on operating leases exceeding one year for fiscal 1996, 1997, 1998, 1999, and 2000 are $1,210,000, $1,190,000, $1,173,000, $805,000 and $662,000,
respectively.

Note 7 - Income Taxes:

    The Company prospectively adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective January 4, 1993, the first day of the fiscal period ended October 3, 1993. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

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

    Pretax income for all periods presented was taxed exclusively in the United States. The benefit from (provision for) income taxes is comprised of the following:

                                            Fiscal Period Ended
                               ----------------------------------------------
                               October 1,       October 2,         October 3,
                                  1995             1994               1993
                               ----------       ----------         ----------
                                         (In thousands of dollars)
       Current federal           $1,515          $(8,071)           $ 3,692
       Current state                863              (75)               232
       Deferred federal             271            4,794             (4,977)
       Deferred state               (64)             489               (102)
                                 ------          -------            -------
       Benefit from
         (provision for)
         income taxes            $2,585          $(2,863)           $(1,155)
                                 ======          =======            =======

       Tax effect of change in:
         Minimum pension
           liability             $4,716          $  (720)           $ 5,502
         Cumulative translation
           adjustment               261                -                  -
                                 ------          -------            -------
                                 $4,977          $  (720)           $ 5,502
                                 ======          =======            =======

    Cash payments of income taxes amounted to $6,637,000, $7,504,000 and $11,834,000 for the fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993, respectively.

    Deferred income tax assets (liabilities) are comprised of the following:

                                                 October 1,        October 2,
                                                    1995              1994
                                                 ----------        ----------
                                                   (In thousands of dollars)
       Depreciation                               $(22,854)          $(22,406)
       Other post employment benefits               12,316             11,951
       Accrued pension liability                    12,769              8,296
       Deferred compensation                         6,227              5,571
       Tax benefit purchases                        (2,616)            (3,335)
       Other non-current                               659                368
                                                  --------           --------
       Total net non-current asset                   6,501                445
                                                  --------           --------

       Other accrued expenses                          847              2,865
       Inventory                                      (411)              (410)
       Other current                                 1,226                 79
                                                  --------           --------
       Total net current asset                       1,662              2,534
                                                  --------           --------

       Net deferred asset                         $  8,163           $  2,979
                                                  ========           ========

    A reconciliation between the benefit from (provision for) income taxes and the amount computed by applying the U. S. federal income tax rate to income before income taxes and change in accounting principle is as follows:

                                              Fiscal Period Ended
                                 --------------------------------------------
                                 October 1,       October 2,       October 3,
                                    1995             1994             1993
                                 ----------       ----------       ----------
                                           (In thousands of dollars)
 Computed "expected" tax
   benefit (expense)               $2,127          $(3,012)           $(1,068)
 (Increases) reductions in taxes
   resulting from:
   State income taxes, net of
     federal income tax benefit      (280)             269                (95)
   Tax-free income earned             120              104                107
   ESOP dividends                     254              506                547
   Effect of tax rate increase          -                -               (181)
   Other                              364             (730)              (465)
                                   ------           ------             ------
 Benefit from (provision for)
   income taxes                    $2,585          $(2,863)           $(1,155)
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

    On November 17, 1995, the Board of Directors approved the formation of a grantor trust which is expected to purchase approximately 2,500,000 shares of Company common stock from the Company. It is intended that over an extended period of time the trust will use such shares or the proceeds from the sale of such shares to satisfy obligations of the Company under various employee benefit plans, including the Company's qualified defined benefit pension plans, its supplemental pension plan, and obligations under deferred compensation contracts for employees and directors, all of which are discussed in Notes 9 and 10 below.

Note 9 - Pension Plans:

    Substantially all employees and retirees of the Company are covered by noncontributory defined benefit pension plans. The Company also provides supplemental pension benefits to certain retired employees. The supplemental pension benefits are determined annually by the Board of Directors.

    Benefits under the noncontributory defined benefit pension plans for bargaining employees are primarily based on years of service; benefits for other employees are generally based on years of service and the employee's highest consecutive three-year average earnings. The Company's policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act. At October 1, 1995, the assets of these plans are invested primarily in cash equivalents, mutual stock and bond funds, and common stocks including 194,087 shares of the Company's common stock with a market value of $2,620,000. The plan received $69,000 in dividends from these shares during the fiscal period ended October 1, 1995.

    The following table sets forth the status of the Company's qualified defined benefit pension plans and the pertinent assumptions used in computing this information as of the end of each respective period:

                                              October 1,    October 2,
                                                 1995          1994
                                              ----------    ----------
                                              (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $(78,364)    $(65,650)
         Nonvested                               (6,927)      (6,370)
                                               --------     --------
     Accumulated benefit obligation             (85,291)     (72,020)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases          (7,524)      (7,520)
                                               --------     --------
     Projected benefit obligation               (92,815)     (79,540)
     Plan assets at fair value                   62,835       57,120
                                               --------     --------
     Projected benefit obligation
       (in excess of) plan assets               (29,980)     (22,420)
     Unrecognized prior service cost              3,386        3,614
     Unrecognized net loss                       31,876       22,904
     Unrecognized net asset at transition        (2,352)      (3,428)
     Adjustment required to recognize
       minimum liability                        (25,369)     (15,570)
                                               --------     --------
     Pension liability included
       in "Deferred employee benefits"         $(22,439)    $(14,900)
                                               ========     ========

    The table above is based on a discount rate of 7.5% for the fiscal period ended October 1, 1995 and 8.5% for the fiscal period ended October 2, 1994, and projected salary increases of 4.5% for the fiscal periods ended October 1, 1995 and October 2, 1994.

    Pension expense is summarized as follows:

                                                    Fiscal Period Ended
                                         ----------------------------------------
                                         October 1,     October 2,     October 3,
                                            1995           1994           1993
                                         ----------     ----------     ----------
                                                 (In thousands of dollars)
   Costs related to services provided
     by employees during the year          $2,250         $2,401         $1,573
   Interest cost on projected
     benefit obligation                     6,601          6,274          4,910
   Actual gain on plan assets              (6,390)        (1,172)        (2,476)
   Net amortization and deferrals             437         (4,564)        (2,692)
                                           ------         ------         ------
   Pension expense related to
     defined benefit plans                  2,898          2,939          1,315
   Supplemental pension benefits              190            126             91
                                           ------         ------         ------
     Total pension expense                 $3,088         $3,065         $1,406
                                           ======         ======         ======

    The expected long-term rate of return on plan assets used in determining "Pension expense related to defined benefit plans" as shown above was 9.5%, 9.5% and 10.5% for the fiscal periods ended October 1, 1995, October 2, 1994, and October 3, 1993, respectively.

    The Company sponsors an unqualified Supplemental Executive Retirement Plan
(SERP) to supplement its qualified plan for certain management employees. The actuarially determined expense related to this plan is summarized as follows:

                                                   Fiscal Period Ended
                                         ----------------------------------------
                                         October 1,     October 2,     October 3,
                                            1995           1994           1993
                                         ----------     ----------     ----------
                                                (In thousands of dollars)
   Costs related to services provided
     by employees during the year          $  283         $  285           $165
   Interest cost on projected
     benefit obligation                       912            781            569
   Net amortization and deferrals             169            189             66
                                           ------         ------           ----
   Total pension expense related
     to SERP plan                          $1,364         $1,255           $800
                                           ======         ======           ====

    The table below summarizes the status of the SERP plan at the end of each respective period:

                                              October 1,    October 2,
                                                 1995          1994
                                              ----------    ----------
                                             (In thousands of dollars)
     Actuarial present value of
       benefit obligation based
       on current compensation:
         Vested                                $(11,097)     $ (9,320)
         Nonvested                                 (917)       (1,033)
                                               --------      --------
     Accumulated benefit obligation             (12,014)      (10,353)
     Increase in present value of
       benefit obligation to reflect
       projected compensation increases            (850)         (399)
                                               --------      --------
     Projected benefit obligation               (12,864)      (10,752)
     Unrecognized prior service cost                197           209
     Unrecognized net loss                        2,893         1,502
     Unrecognized net obligation
       at transition                                 70           149
     Adjustment required to recognize
       minimum liability                         (2,310)       (1,461)
                                               --------      --------
     Pension liability included
       in "Deferred employee benefits"         $(12,014)     $(10,353)
                                               ========      ========

The table above is based on a discount rate of 7.5% for the fiscal period ended October 1, 1995 and 8.5% for the fiscal period ended October 2, 1994, and projected salary increases of 4.5% for the fiscal periods ended October 1, 1995 and October 2, 1994.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded an additional minimum liability at October 1, 1995 and at October 2, 1994 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension and SERP plans. The additional liability has been offset by an intangible asset which is included in "Other assets" to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded net of the related deferred tax benefit as a reduction of stockholders' equity of $14,842,000 at October 1, 1995 and $8,210,000 at October 2, 1994.

Note 10 - Other Retirement and Benefit Plans:

    The Company sponsors a deferred compensation program which permits directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. In effect, such amounts deferred are unsecured loans to the Company. The salaries, which have been deferred since the program's inception have been accrued, and the expense, other than salaries, related to this program is interest on the deferred amounts. Interest expense during the fiscal periods ended October 1, 1995, October 2, 1994 and October 3, 1993 includes $2,320,000, $1,915,000 and $1,247,000, respectively, related to this program. The Company has included in "Deferred employee benefits" $17,694,000 at October 1, 1995 and $15,176,000 at October 2, 1994 to reflect its liability under this program. Payments required to be made to participants in this program for the next five fiscal years are $1,455,000 in 1996, $1,459,000 in 1997, $1,460,000 in 1998, $1,634,000 in 1999, and $2,094,000 in 2000.

    The Company sponsors 401(k) plans in which substantially all non-bargaining employees and certain bargaining unit employees are eligible to participate. These plans allow eligible employees to save a portion of their salary on a pre- tax basis. The Company makes monthly contributions to these plans which aggregated $437,000, $408,000, and $320,000 for the fiscal periods ended October 1, 1995, October 2, 1994, and October 3, 1993, respectively.

    The Company also sponsors an Employee Stock Ownership Plan (ESOP) in which substantially all non-bargaining employees participate. Contributions may be made in the form of cash or Company stock. The Company has expensed contributions to the ESOP of $109,000 in fiscal 1995 and $1,235,000 in fiscal 1993.

    The Company also sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. The cost of postretirement health care and life insurance benefits is summarized as follows:

                                                 Fiscal Period Ended
                                        --------------------------------------
                                        October 1,    October 2,    October 3,
                                           1995          1994          1993
                                        ----------    ----------    ----------
                                              (In thousands of dollars)
   Costs related to services provided
     by employees during the year          $  476        $  669        $  428
   Interest cost on accumulated
     benefit obligation                     2,447         2,369         1,878
                                           ------        ------        ------
   Total postretirement
     benefit expense                       $2,923        $3,038        $2,306
                                           ======        ======        ======

    The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                                                      October 1,    October 2,
                                                         1995          1994
                                                      ----------    ----------
                                                      (In thousands of dollars)
   Accumulated postretirement benefit
     obligation:
       Retirees                                        $(20,473)     $(17,753)
       Active participants                              (11,634)      (11,244)
                                                       --------      --------
   Accumulated benefit obligation                       (32,107)      (28,997)
   Unrecognized net gain                                 (1,000)       (3,163)
                                                       --------      --------
   Accrued postretirement benefit
     obligation included in
     "Deferred employee benefits"                      $(33,107)     $(32,160)
                                                       ========      ========

    The assumed discount rate was 7.5% for the fiscal period ended October 1, 1995 and 8.5% for the fiscal period ended October 2, 1994. For the fiscal period ended October 1, 1995, the rate of increase in the per capita costs of covered health care benefits was assumed to be 7.5% for the first four years, 6% for the next five years, and 5% thereafter. For the fiscal period ended October 2, 1994, the rate of increase in the per capita costs of covered health care benefits was assumed to be 8% for the first five years, 6% for the next five years and 5% thereafter. Increasing the health care cost trend rate assumption by one percentage point would increase the accumulated postretirement benefit obligation as of October 1, 1995 by approximately $2,064,000 and would increase postretirement benefit cost by approximately $237,000 for the fiscal period ended October 1, 1995.

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

    As of the end of fiscal 1995, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

    During the last quarter of fiscal 1995 the Company preliminarily settled a case between National Utility Service, Inc. (NUS) and the Company in the United States District Court for the District of New Jersey through a payment by the Company of approximately $4,550,000 to NUS during the fourth quarter of fiscal 1995. This dispute arose from a contract between the Company and NUS for energy cost saving recommendations. The Company expensed $1,600,000 in fiscal 1995 and $2,950,000 in fiscal 1994. The Company is pursuing an appeal of this matter to the U.S. Supreme Court.

Note 12 - Quarterly Financial Information (Unaudited):

    Unaudited quarterly financial information for the fiscal periods ended October 1, 1995 and October 2, 1994 is as follows:

                                 First        Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter
                                -------      -------      -------      -------
                            (In thousands of dollars except for per share amounts)
Fiscal period
ended October 1, 1995

Net sales                      $282,477     $253,377     $275,554     $287,136
Gross profit                     28,848       20,907       20,472       22,403
Income (loss) from operations     8,460          337          217       (1,628)

Net income (loss)                 3,618       (1,927)      (2,428)      (2,756)
 Per share                          .14         (.07)        (.10)        (.10)


Fiscal period
ended October 2, 1994

Net sales                      $280,186     $247,005     $272,891     $274,285
Gross profit                     30,979       22,308       23,127       26,247
Income from operations            8,317        1,613        3,197        7,170

Net income (loss)                 3,541         (271)         233        2,240
 Per share                          .13         (.01)         .01          .09

Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

        None.


                                    PART III


Item 10.  Directors and Executive Officers of Registrant.

        The information relating to the Directors of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section, pages 4 through 7, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 15, 1996, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 ("1996 Proxy Statement"). The information relating to the Executive Officers of the Company is incorporated by reference from the "MANAGEMENT OF SAVANNAH FOODS & INDUSTRIES, INC." section, page 8 of the 1996 Proxy Statement. The information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" section, page 15, of the 1996 Proxy Statement.


Item 11.  Executive Compensation.

        The information relating to executive compensation is incorporated by reference from the "EXECUTIVE COMPENSATION" section, pages 9 and 10, the "BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" section, pages 14 and 15, the "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" section, pages 11 and 12, the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, and the performance graph, page 13, of the 1996 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

        The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section, pages 2 and 3, of the 1996 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

        The information relating to certain relationships and related transactions is incorporated by reference from the "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" section, page 14, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, of the 1996 Proxy Statement.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1) and (2):   See index of Financial Statements, Item 8(a)
and 8(b), page 13.

(a)(3) Exhibits:

Page  Exhibit
No.   Number                      Description
----  ------                      -----------

        3-1 Articles of Incorporation, as amended, is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 3-1.

 40     3-2      Amendment to By-Laws.

 41     3-3      By-Laws, as amended, including amendment in Exhibit 3-2.

 54     4-1      Letter Agreements dated August 24, 1995 and Master Credit
                 Agreement between Savannah Foods & Industries, Inc. and the bilateral lenders named therein.

        4-2 Note Agreement, dated as of September 1, 1992, between Savannah Foods & Industries, Inc., as borrower, and the lenders named therein, consisting of $50,000,000 8.35% Series A Senior Notes due November 1, 2002 and $20,000,000 7.15% Series B Senior Notes due November 1, 2002 is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended October 2, 1994 as Exhibit 4-2.

        4-3 In reliance upon Item 601(b) (4) (iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of Registrant are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

Page  Exhibit
No.   Number                      Description
----  -------                     -----------

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

       10-6* Amendment No. 2 to the Deferred Compensation Plan for Key Employees is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended October 2, 1994 as Exhibit 10-6.

       10-7* Employment Agreements with all other Executive Officers of the Company are incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended January 1, 1989 as Exhibit 10-7.

       10-8* Employment Agreement - W. W. Sprague, III is incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended December 29, 1991 as Exhibit 10-8.

161    10-9*     Employment Agreement - David H. Roche

174    21-1      Subsidiaries of Registrant

175    23-1      Consent of Independent Accountants

176    27-1      Financial Data Schedules

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


                              SAVANNAH FOODS & INDUSTRIES, INC.


Dated: December 18, 1995      By: /s/ William W. Sprague, III
                                 ----------------------------
                                 William W. Sprague, III
                                 President and
                                 Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated:



/s/ William W. Sprague, III   President and                                       December  18 , 1995
--------------------------    Chief Executive Officer
William W. Sprague, III       and Director


/s/ Gregory H. Smith          Senior Vice President                               December  18 , 1995
--------------------------    Chief Financial Officer
Gregory H. Smith              and Treasurer (PRINCIPAL
                              FINANCIAL AND PRINCIPAL
                              ACCOUNTING OFFICER)


/s/ F. Sprague Exley          Senior Vice President -                             December  18 , 1995
--------------------------    Human Resources and
F. Sprague Exley              Administration
                              and Assistant Secretary
                              and Director


/s/ W. Waldo Bradley          Director                                            December  18 , 1995
--------------------------
W. Waldo Bradley


/s/ John D. Carswell          Director                                            December  19 , 1995
--------------------------
John D. Carswell


/s/ Hugh M. Tarbutton         Director                                            December  18 , 1995
--------------------------
Hugh M. Tarbutton


/s/ Arthur Gignilliat, Jr.    Director                                            December  18 , 1995
--------------------------
Arthur Gignilliat, Jr.


/s/ Robert L. Harrison        Director                                            December  18 , 1995
--------------------------
Robert L. Harrison


/s/ Arnold Tenenbaum          Director                                            December  18 , 1995
--------------------------
Arnold Tenenbaum