Form 10-Q
period 1995-12-31
SAVANNAH FOODS & INDUSTRIES INC
filed 1996-02-13
CIK 86941

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

          [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended    December 31, 1995
                                        ---------------------------

                                     OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------------

         Commission file number   1-11420
                               -------------

                      SAVANNAH FOODS & INDUSTRIES, INC.
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


           Delaware                                            58-1089367
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   P. O. Box 339, Savannah, Georgia                             31402
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (912) 234-1261
                                                  ----------------------------

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

As of December 31, 1995, there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 10 of this filing.





Page 1 of 12 pages

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.   FINANCIAL INFORMATION:                             Page
                                                             ----
          Item 1.  Financial Statements:

          Consolidated Balance Sheets at
            December 31, 1995 and October 1, 1995              3

          Consolidated Statements of Operations
            for the 13 weeks ended December 31, 1995
            and January 1, 1995                                4

          Consolidated Statements of Cash Flows
            for the 13 weeks ended December 31, 1995
            and January 1, 1995                                5

          Notes to Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis
                     of the Company's Financial Position
                     and Results of Operations                 8


Part II.  OTHER INFORMATION:


          Item 6.  Exhibits and Reports on Form 8-K           10

          Signatures                                          11

          Exhibit 27-1  Financial Data Schedule               12





Page 2 of 12 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                    December 31,  October 1,
                                                        1995         1995
                                                    ------------  ----------
Assets
------

Current assets:
  Cash and cash equivalents                           $  8,542     $ 11,574
  Accounts receivable                                   61,604       66,991
  Inventories (net of LIFO reserve of $6,452
    at December 31, 1995 and $10,460
    at October 1, 1995 (Note 2)                        213,755      103,121
  Other current assets                                  12,628       16,116
                                                      --------     --------
      Total current assets                             296,529      197,802
Property, plant and equipment (net of accumulated
  depreciation of $207,786 at December 31, 1995
  and $206,100 at October 1, 1995)                     225,920      230,891
Other assets                                            44,318       47,814
                                                      --------     --------
                                                      $566,767     $476,507
                                                      ========     ========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                               $ 45,070     $ 22,300
  Current portion of long-term debt (Note 3)             6,321        6,300
  Trade accounts payable                               103,833       63,259
  Dividends payable                                          -          656
  Accrued expenses related to beet operations           23,850            -
  Other liabilities and accrued expenses                22,770       22,225
                                                      --------     --------
      Total current liabilities                        201,844      114,740
                                                      --------     --------
Long-term debt (Note 3)                                106,240      106,864
                                                      --------     --------
Deferred employee benefits                              86,228       85,254
                                                      --------     --------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
    64,000,000 shares authorized; 31,306,800 shares
    issued                                              17,365       17,365
  Capital in excess of stated value                     12,190       12,190
  Retained earnings                                    193,063      190,176
  Treasury stock, at cost (5,068,604 shares)           (31,275)     (31,275)
  Minimum pension liability adjustment                 (14,842)     (14,842)
  Note receivable from employee stock
      ownership plan                                    (3,540)      (3,540)
  Cumulative translation adjustment                       (506)        (425)
                                                      --------     --------
      Total stockholders' equity                       172,455      169,649
                                                      --------     --------
Commitments and contingencies (Note 5)                       -            -
                                                      --------     --------
                                                      $566,767     $476,507
                                                      ========     ========

   (The accompanying notes are an integral part of the consolidated financial statements.)

Page 3 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)


                                         For the 13 Weeks Ended
                                       --------------------------
                                       December 31,    January 1,
                                           1995           1995
                                       ------------    ----------
     Net sales                         $304,409          $282,578
                                       --------          --------
     Operating expenses:
      Cost of sales and
        operating expenses              276,472           253,629
      Selling, general and
        administrative expenses          13,785            13,595
      Depreciation and
        amortization                      7,116             6,894
                                       --------          --------
                                        297,373           274,118
                                       --------          --------

     Income from operations               7,036             8,460
                                       --------          --------

     Other income and expenses:
      Interest and other
        investment income                   236               527
      Interest expense                   (3,359)           (3,572)
      Other                               1,537               101
                                       --------          --------
                                         (1,586)           (2,944)
                                       --------          --------

     Income before income taxes           5,450             5,516
     Provision for income taxes          (1,907)           (1,898)
                                       --------          --------
     Net income                        $  3,543          $  3,618
                                       ========          ========
     Per share:

       Net income (Note 4)             $    .14          $    .14
                                       ========          ========

       Dividends                       $   .025          $   .135
                                       ========          ========

  (The accompanying notes are an integral part of the consolidated financial statements.)





Page 4 of 12 pages

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    For the 13 Weeks Ended
                                                   -------------------------
                                                   December 31,   January 1,
                                                       1995          1995
                                                   ------------   ----------
                                                   (In thousands of dollars)
Cash flows from operations:
  Net income                                       $  3,543          $ 3,618
  Adjustments to reconcile net income to net
    cash provided by operations -
    Depreciation and amortization                     7,116            6,894
    Provision for deferred income taxes                   -             (858)
    Net (gain) loss on disposal of assets            (1,536)              32
    Changes in balance sheet accounts -
      Accounts receivable                             5,387            9,290
      Inventories                                  (110,634)        (134,180)
      Other current assets                            3,488            1,198
      Trade accounts payable                         40,574           49,354
      Income taxes accrued                                -            2,370
      Accrued expenses related to beet operations    23,850           21,400
      Other liabilities and accrued expenses            545            3,176
      Other                                             879              977
                                                   --------          -------
Cash used for operations                            (26,788)         (36,729)
                                                   --------          -------
Cash flows from investing activities:
  Additions to property, plant and equipment         (2,014)          (4,185)
  Proceeds from sale of property, plant and
    equipment                                         2,417              182
  Acquisition of investments                              -           (1,001)
  Change in escrow balances related to
    industrial revenue bonds                          2,862              (21)
  Other                                                (247)             (62)
                                                    -------          -------
Cash provided by (used for) investing activities      3,018           (5,087)
                                                    -------          -------

Cash flows from financing activities:
  Increase in short-term borrowings                  22,770           49,068
  Payments of long-term debt                           (603)         (20,448)
  Dividends paid                                     (1,312)          (7,084)
  Other                                                (117)             (24)
                                                    -------          -------
Cash provided by financing activities                20,738           21,512
                                                    -------          -------
Cash flows for period                                (3,032)         (20,304)
Cash and cash equivalents, beginning of period       11,574           28,436
                                                    -------          -------
Cash and cash equivalents, end of period            $ 8,542          $ 8,132
                                                    =======          =======

(The accompanying notes are an integral part of the consolidated financial statements.)





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

(2) A summary of inventories by class is as follows:

                                                    December 31,    October 1,
                                                        1995           1995
                                                    ------------    ----------
                                                     (In thousands of dollars)
     Raw materials and work-in-process.........     $ 86,384          $ 46,533
     Packaging materials, parts and supplies...       23,443            26,245
     Finished goods............................      103,928            30,343
                                                    --------          --------
                                                    $213,755          $103,121
                                                    ========          ========

(3)  Long-term debt is summarized as follows:

                                                    December 31,    October 1,
                                                        1995           1995
                                                    ------------    ----------
                                                     (In thousands of dollars)
     Senior notes - $47,857 Series A at 8.35%
       and $12,143 Series B at 7.15%...........     $ 60,000          $ 60,000
     Long-term debt supported by revolving
       credit facilities with banks............       10,000            10,000
     Notes payable to banks related to the ESOP       14,100            14,100
     Industrial revenue bonds..................       22,500            22,500
     Other long-term debt......................        5,961             6,564
                                                    --------          --------
                                                     112,561           113,164

     Less - Current portion....................       (6,321)           (6,300)
                                                    --------          --------
                                                    $106,240          $106,864
                                                    ========          ========

     The Company's most restrictive loan covenants are included in its Senior Notes and require maintenance of a minimum net worth and a minimum income level in relation to interest expense. At December 31, 1995, the Company was not in compliance with these covenants, but has obtained amendments which allow the Company to comply with the amended terms of the agreement. Discussions between the Company and the Senior Note lenders are occurring and the Company expects to amend the terms of this debt. Under the terms of the Company's revolving credit facilities, the Company has the ability to refinance the Senior Notes if it is in compliance with the covenants contained in the revolving credit agreements. The Company was in compliance with the terms of the revolving credit facilities as of December 31, 1995. In the event that the Company is not in compliance with the terms of the covenants in its revolving credit facilities, the Company believes it will be able to obtain the appropriate waivers. In the event that waivers are not obtained related to the revolving credit facilities, the agreements would likely be modified. If not modified, the agreements also provide an option to the revolving credit lenders to accelerate the repayment of this indebtedness.


Page 6 of 12 pages

(4) Earnings per share for fiscal 1996 and 1995 are based on weighted average outstanding shares of 26,238,196 for the 13 weeks ended December 31, 1995 and January 1, 1995.

(5) Commitments and Contingencies:

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

    The Company uses interest rate swap agreements to manage its interest rate exposure. The Company is exposed to loss in the event of non-performance by the other party to these swaps. However, the Company does not anticipate non- performance by the counter-parties to the transactions.

    As of December 31, 1995, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to monies previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

    During the fourth quarter of fiscal 1995, the Company paid $4,550,000 to National Utility Services, Inc. (NUS) as a result of a ruling by the United States District Court for the District of New Jersey. The Company pursued an appeal of this decision to the U.S. Supreme Court but during January 1996 was denied a petition for appeal. The matter is therefore fully resolved.



Page 7 of 12 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S
         FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Liquidity

   Operating working capital, defined as non-cash assets and non-interest bearing liabilities excluding dividends payable, increased $36,790,000 from the end of fiscal 1995. Inventory, net of trade payables and accrued beet expenses, increased $46,210,000 from October 1, 1995 as a result of seasonal factors at Michigan Sugar and Raceland Sugars. Short-term borrowings increased $22,770,000 and were used to fund a portion of the increased investment in inventory.

   The Company maintains revolving credit facilities to provide liquidity for short-term operating needs. The Company also has the ability to fund seasonal increases in inventory through borrowings from the Commodity Credit Corporation. These two sources of short-term funds provide ample liquidity to the Company to meet its operating cash requirements.

Capital Resources

   Long-term debt payments were $603,000 since October 1, 1995. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 39% to 38%. At December 31, 1995, the Company had $140,000,000 in revolving credit facilities with banks, of which $10,000,000 was outstanding as long-term debt. The remaining available balance of $130,000,000 is intended to meet working capital and other cash needs as they arise. All of the $140,000,000 of available facilities are committed through January 1, 1999.
The revolving credit facilities, in general, enable the Company to borrow funds at LIBOR plus 1/2%. Additionally, at December 31, 1995, Raceland Sugars and Michigan Sugar had outstanding borrowings from the Commodity Credit Corporation of $45,070,000.

   The Company is in the process of liquidating approximately $13,000,000 of the cash surrender value of Company owned life insurance policies. This asset is included in "Other Assets". By the end of fiscal 1996, the Company expects to use the proceeds from these policies, plus other sources of funds, to reduce long-term debt. These payments, plus payments of long-term debt due in 1996 of $6,300,000, should reduce total long-term debt to less than $95,000,000 by the end of this fiscal year.

   The Company's most restrictive loan covenants are included in its Senior Notes as discussed in Note 3 to the consolidated financial statements. These covenants require maintenance of a minimum net worth and a minimum income level in relation to interest expense. At December 31, 1995, the Company was not in compliance with these covenants, but has obtained amendments which allow the Company to comply with the amended terms of the agreement. Discussions between the Company and the Senior Note lenders are occurring and the Company expects to amend the terms of this debt. Under the terms of the Company's revolving credit facilities, the Company has the ability to refinance the Senior Notes if it is in compliance with the covenants contained in the revolving credit


Page 8 of 12 pages
agreements. The Company was in compliance with the terms of the revolving credit facilities as of December 31, 1995. In the event that the Company is not in compliance with the terms of the revolving credit facilities, the Company believes it will be able to obtain the appropriate waivers. In the event that waivers are not obtained related to the revolving credit facilities, the agreements would likely be modified. If not modified, the agreements also provide an option to the revolving credit lenders to accelerate the repayment of this indebtedness.

   Stockholders' equity was $172,455,000 at December 31, 1995 compared to $169,649,000 at October 1, 1995. Equity increased as a result of earnings of $3,543,000 and decreased primarily as a result of dividends of $656,000.

   Fixed asset additions during the quarter ended December 31, 1995 were $2,014,000 compared to depreciation for the same period of $6,531,000. The capital expenditures were primarily made to upgrade and install packaging and
production equipment.   These expenditures are expected to benefit the Company
through increased efficiency, improved quality control and expanded operational capabilities. The Company expects that fixed asset additions (exclusive of any acquisitions) will not exceed $10,000,000 in fiscal 1996.

Results of Operations

   The Company's net income for the quarter ended December 31, 1995 was $3,543,000, or $.14 per share, compared to income of $3,618,000, or $.14 per share, for the quarter ended January 1, 1995. Income from operations decreased $1,424,000 from the same quarter last year. This decrease was primarily at Michigan Sugar as insect damage and a summer drought have reduced sugar beet yields and sugar content significantly from the same period last year. Other income is up $1,436,000 when compared to last year resulting from a gain on assets disposed of in conjunction with cost reductions the Company is making.

   Savannah Foods Industrial, which includes our cane refineries and industrial products division, reported lower income from operations as sales margins were down from the same period last year. Sugar sales volume was up slightly compared to last year while manufacturing costs per cwt. were down as a result of an ongoing cost reduction program.

   Michigan Sugar had significantly lower operating income as manufacturing costs per cwt. increased due to reduced sugar beet yields and sugar content. Sugar sales volume was up 11% from the prior year while sugar sales prices were level with last year.

   Dixie Crystals(R) Brands, our foodservice and retail sales division, showed a slight decrease in operating income compared to the same quarter last year. Retail sugar sales volumes and prices increased over the previous year while foodservice sugar sales volumes were equal to last year. Higher raw sugar costs compared to the same quarter last year somewhat offset the higher sales prices. Foodservice and retail non-sugar sales volumes increased as these product lines continue to expand.


Page 9 of 12 pages

   Raceland Sugars, our raw cane sugar mill, showed a increase in operating income as both volume and selling prices are up from last year. Raceland's processing campaign was completed during the quarter with an increase in raw sugar production and cane tonnage over last year.

   Selling, general and administrative expenses increased 1%, or $190,000, due to higher sales volume at Michigan Sugar offset by reductions in administrative expenses resulting from the Company's cost cutting program.

   The outcome of the 1995 Farm Bill remains uncertain. The Farm Bill is currently part of the Budget Reconciliation Act which is still being debated in Washington. If the negotiations on the Budget Reconciliation Act break down, the Farm Bill could be brought up separately later in the spring. Another possibility is that the current Farm Bill could be extended. At this time, the Company is unable to predict the final outcome of the Farm Bill and the impact it will have on the future results of operations and the financial condition of the Company.

   Statements regarding future market prices and other statements above which are not historical facts are forward- looking statements that involve risks and uncertainties, including, but not limited to, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar and other factors not controlled by the Company.


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



                              SAVANNAH FOODS & INDUSTRIES, INC.



                              BY: /S/John M. Tatum
                                 ---------------------------
                                 JOHN M. TATUM
DATE:  FEBRUARY 12, 1996         SECRETARY




                              BY: /S/Gregory H. Smith
                                 ---------------------------
                                 GREGORY H. SMITH
                                 SENIOR VICE PRESIDENT
                                 CHIEF FINANCIAL OFFICER
DATE:  FEBRUARY 13, 1996         AND TREASURER





Page 11 of 12 pages