Form 10-Q
period 1996-03-31
SAVANNAH FOODS & INDUSTRIES INC
filed 1996-05-15
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended      March 31, 1996
                                              ---------------------
                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 -----------   ----------
                      Commission file number      1-11420
                                              --------------

                       SAVANNAH FOODS & INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          Delaware                                           58-1089367
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



     P. O. Box 339, Savannah, Georgia                     31402
- ----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (912) 234-1261
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

As of March 31, 1996 there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 16 of this filing.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX



Part I.  FINANCIAL INFORMATION:                                        Page
                                                                      ------
        Item 1.  Financial Statements:

        Consolidated Balance Sheets at
          March 31, 1996 and October 1, 1995                            3

        Consolidated Statements of Operations
          for the quarter and the two quarters
          ended March 31, 1996 and April 2, 1995                        4

        Consolidated Statements of Cash Flows
          for the two quarters ended March 31, 1996
          and April 2, 1995                                             5

        Notes to Consolidated Financial Statements                      6

        Item 2.  Management's Discussion and Analysis
          of the Company's Financial Position
          and Results of Operations                                     9


Part II.  OTHER INFORMATION:

        Item 4.  Submission of Matters to a Vote of
                 Securities Holders                                    13

        Item 5.  Other Information - Statement on
                 Business Risks and Forward-Looking
                 Information                                           14

        Item 6.  Exhibits and Reports on Form 8-K                      16

        Signatures                                                     17

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                 (Unaudited)


                                                             March 31,      October 1,
                                                               1996            1995
Assets                                                      ----------      ----------

  Current assets:
        Cash and cash equivalents                           $ 10,178        $ 11,574
        Accounts receivable                                   60,713          66,991
        Inventories (net of LIFO reserve of $6,207
           in 1996 and $10,460 in 1995 (Note 2)              195,721         103,121
        Other current assets                                  13,755          16,116
                                                            --------        --------
               Total current assets                          280,367         197,802
  Property, plant and equipment (net of accumulated
        depreciation of $214,297 in 1996 and
        $206,100 in 1995)                                    220,868         230,891
  Other assets                                                34,645          47,814
                                                            --------        --------
                                                            $535,880        $476,507
                                                            ========        ========
  Liabilities and Stockholders' Equity

  Current liabilities:
        Short-term borrowing                                $ 41,250        $ 22,300
        Current portion of long-term debt (Note 3)            10,057           6,300
        Trade accounts payable                                92,152          63,259
        Dividends payable                                        656             656
        Accrued expenses related to beet operations           20,750               -
        Other liabilities and accrued expenses                23,456          22,225
                                                            --------        --------
               Total current liabilities                     188,321         114,740
                                                            --------        --------
  Long-term debt (Note 3)                                     90,611         106,864
                                                            --------        --------
  Deferred employee benefits                                  87,185          85,254
                                                            --------        --------
  Stockholders' equity:
        Common stock $.25 par value; $.55 stated value;
           64,000,000 shares authorized; 31,306,800
           shares issued                                      17,365          17,365
        Capital in excess of stated value (Note 4)            23,952          12,190
        Retained earnings                                    190,365         190,176
        Treasury stock, at cost (2,568,604 shares in
           1996 and 5,068,604 shares in 1995) (Note 4)       (15,849)        (31,275)
        Minimum pension liability adjustment                 (14,842)        (14,842)
        Note receivable from employee stock ownership plan    (3,540)         (3,540)
        Stock held by benefit trust, at market
           (2,500,000 shares in 1996) (Note 4)               (27,188)              -
        Cumulative translation adjustment                       (500)           (425)
                                                            --------        --------
               Total stockholders' equity                    169,763         169,649
  Commitments and contingencies (Note 7)                           -               -
                                                            --------        --------
                                                            $535,880        $476,507
                                                            ========        ========


  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)

                                                                      For the
                                        For the Quarter Ended      Two Quarters Ended
                                        --------------------     --------------------
                                         March 31,    April 2,    March 31,  April 2,
                                          1996         1995        1996        1995
                                         --------    --------    --------    --------
Net sales                                $250,804    $253,377    $555,213    $535,854
                                         --------    --------    --------    --------
Operating expenses:
     Cost of sales and
         operating expenses               225,853     232,470     502,325     486,099
     Selling, general and
         administrative expenses           13,766      13,054      27,551      26,548
     Depreciation and
         amortization                       7,213       7,516      14,329      14,410
     Other costs (Note 5)                   3,810          38       1,846          70
                                         --------    --------    --------    --------
                                          250,642     253,078     546,051     527,127
                                         --------    --------    --------    --------

Income from operations                        162         299       9,162       8,727
                                         --------    --------    --------    --------
Other income and expenses:
     Interest and other
         investment income                    176         361         412         888
     Interest expense                      (3,306)     (3,819)     (6,665)     (7,391)
     Other                                   (174)         25        (601)        158
                                         --------    --------    --------    --------
                                           (3,304)     (3,433)     (6,854)     (6,345)
                                         --------    --------    --------    --------
(Loss) income before income
 taxes                                     (3,142)     (3,134)      2,308       2,382
Benefit from (provision for)
 income taxes                               1,099       1,207        (808)       (691)
                                         --------    --------    --------    --------
Net (loss) income                        $ (2,043)   $ (1,927)   $  1,500    $  1,691
                                         ========    ========    ========    ========

Per share:

     Net (loss) income (Note 6)          $   (.08)   $   (.07)   $    .06    $    .07
                                         ========    ========    ========    ========

     Dividends                           $   .025    $   .135    $    .05    $    .27
                                         ========    ========    ========    ========


(The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                               For the Two Quarters Ended
                                                               --------------------------
                                                                  March 31,   April 2,
                                                                     1996      1995
                                                                   -------    -------
                                                                 (In thousands of dollars)
Cash flows from operations:
     Net income                                                    $ 1,500    $ 1,691
     Adjustments to reconcile net income to
         net cash provided by operations -
         Depreciation and amortization                              14,329     14,410
         Provision for deferred income taxes                             -       (863)
         Net loss on disposal of assets                              1,846         70
         Changes in balance sheet accounts -
              Accounts receivable                                    6,278     19,287
              Inventories                                          (92,600)  (105,154)
              Other current assets                                   2,361    (8,850)
              Trade accounts payable                                28,893     34,057
              Accrued expenses related to beet
                  operations                                        20,750     20,864
              Other liabilities and accrued expenses                (2,569)     2,180
              Other                                                  2,198      1,292
                                                                   -------    -------
Cash used for operations                                           (17,014)   (21,016)
                                                                   -------    -------
Cash flows from investing activities:
     Additions to property, plant and equipment                     (3,632)    (8,403)
     Proceeds from sale of property, plant and
         equipment                                                   2,471        202
     Liquidation (acquisition) of investments                        8,848     (1,020)
     Acquisition of business                                             -     (7,050)
     Use of escrow balances related to industrial
         revenue bonds for additions to property,
         plant and equipment                                         2,862          -
     Other                                                             186     (2,125)
                                                                   -------    -------
Cash provided by (used for) investing activities                    10,735    (18,396)
                                                                   -------    -------
Cash flows from financing activities:
     Increase in short-term borrowings                              18,950     45,000
     Payments of long-term debt                                    (12,496)   (22,249)
     Liquidation of unused industrial revenue
         bond escrow balances                                            -      5,464
     Dividends paid                                                 (1,312)    (7,084)
     Other                                                            (259)       345
                                                                   -------    -------
Cash provided by financing activities                                4,883     21,476
                                                                   -------    -------
Cash flows for period                                               (1,396)   (17,936)
Cash and cash equivalents, beginning of period                      11,574     28,436
                                                                   -------    -------
Cash and cash equivalents, end of period                           $10,178    $10,500
                                                                   =======   ========


(The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                   Notes to Consolidated Financial Statements
(Unaudited)

(1) The information furnished reflects all adjustments (consisting of only normal recurring accruals, except as discussed in Note 5) which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

(2)  A summary of inventories by class is as follows:


                                                        March 31,       October 1,
                                                          1996              1995
                                                       ---------         ---------
                                                         (In thousands of dollars)
Raw materials and work-in-process                      $ 79,767           $ 46,533
Packaging materials, parts and supplies                  23,537             26,245
Finished goods                                           92,417             30,343
                                                       --------           --------
                                                       $195,721           $103,121
                                                       ========           ========


(3)  Long-term debt is summarized as follows:


                                                               March 31,    October 1,
                                                                1996          1995
                                                              --------     --------
                                                            (In thousands of dollars)
Senior notes - $47,857 Series A at
   8.35% and $12,143 Series B at 7.15%                        $ 60,000     $ 60,000
Long-term debt supported by revolving
   credit facilities with banks                                      -       10,000
Notes payable to banks related to
   the ESOP                                                     12,619       14,100
Industrial revenue bonds                                        22,500       22,500
Other long-term debt                                             5,549        6,564
                                                              --------     --------
                                                               100,668      113,164

Less - Current portion                                         (10,057)      (6,300)
                                                              --------     --------
                                                              $ 90,611     $106,864
                                                              ========     ========


      Effective April 1, 1996, the Company entered into a new $120,000,000 revolving credit facility which expires on January 1, 2000, and automatically extends by one year at each anniversary date of the agreement. The Company has a $62,500,000 Standby Letter of Credit in favor of the Senior Note lenders outstanding under the revolving credit agreement. In connection with the execution of this agreement, the Senior Note agreement was amended to remove all of the financial ratio covenants. As of March 31, 1996 and the date of this report, the Company was in compliance with all of its debt covenants.

      The Company has given notice to repay $5,000,000 of the Senior Notes ahead of scheduled maturities. Accordingly, such amount is now included in the current portion of long-term debt.

(4) During March 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The Trust will enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The Company is in the process of obtaining Securities and Exchange Commission approval for the sale of the shares from the Trust. Once approved, the shares may be sold at the Company's discretion, until March 31, 2011. However, these shares do not have to be sold. Proceeds from the sales, if any, will be used to fund eligible employee benefits. The employee benefits payable from the Trust are primarily included in the $87,185,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

     To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust". The difference of $11,762,000 between the cost of the shares and their fair value is included in "Capital in excess of stated value". Each quarter, "Stock held by benefit trust" will be adjusted to the fair market value of the shares held in the Trust, and an adjustment for the same amount will be made to "Capital in excess of stated value". Total stockholders' equity will increase as the shares are sold from the Trust.

(5) On April 19, 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000 in cash. The Company retained the raw sugar and by-product inventories and the related accounts receivable, accounts payable and short-term borrowings. These assets and liabilities will be liquidated in the normal course of business during the remainder of fiscal
     1996.    As a result of the sale, certain  expenses accrued  for plant repairs
      will not be paid by the Company and have been reversed. The book values of the assets sold are as follows (in thousands of dollars):


               Inventories                                 $1,502
               Other current assets                           696
               Property, plant & equipment                 15,534
               Other assets                                 1,538
                                                          -------
              Assets sold                                  19,270
               Reversal of expenses accrued for
                 plant repairs                             (2,970)
                                                          -------
                                                          $16,300
                                                          =======



     During the quarter ended March 1996, the Company accrued an estimated loss on the sale of $3,800,000. This amount is included in the caption "Other costs". Also included in this line is a $1,964,000 net gain from disposal of assets in the first quarter.

(6) Earnings per share for all periods presented are based on weighted average outstanding shares of 26,238,196.

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

     As of March 31, 1996, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to moneys previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of the Company's
         Financial Position and Results of Operations.

Liquidity

     Operating working capital, defined as non-cash assets and non-interest bearing liabilities excluding dividends payable, increased $33,087,000 from the end of fiscal 1995. Inventory, net of trade payables and accrued beet expenses, increased $42,957,000 from October 1, 1995 primarily as a result of seasonal factors at Michigan Sugar and Raceland Sugars, and short-term borrowings increased $18,950,000.

     The Company maintains revolving credit facilities to provide liquidity for short-term operating needs. The Company also has the ability to fund seasonal increases in inventory through borrowings from the Commodity Credit Corporation. These sources of short-term funds provide ample liquidity to the Company to meet its operating cash requirements.

Capital Resources

     Effective April 1, 1996, the Company had $120,000,000 in revolving credit facilities with banks. Under these facilities, there is a Standby Letter of Credit in the amount of $62,500,000 drawn in favor of the Senior Note lenders. Such amount will be reduced from time to time as the Senior Notes are repaid. The remaining available balance is intended to meet working capital and other cash needs as they arise. All of the $120,000,000 of available facilities are committed through January 1, 2000. The revolving credit facilities, in general, enable the Company to borrow funds at LIBOR plus 1/2% to 3/4%, depending on achievement of specified fixed charge coverage targets. Also, effective April 22, 1996, the Company established a $10,000,000 uncommitted line of credit with a bank. At March 31, 1996, the Company had short-term debt of $1,000,000 outstanding under its prior revolving credit facilities and $40,250,000 outstanding from the Commodity Credit Corporation.

     In connection with the Standby Letter of Credit drawn under the revolving facilities, the Senior Note agreement was amended to remove all of the financial ratio covenants. As of March 31, 1996, and the date of this report, the Company was in compliance with all of its debt covenants.

     Payments on total long-term debt were $12,496,000 since October 1, 1995. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 39% to 35%. During the 2nd quarter of fiscal 1996, the Company liquidated $8,848,000 of the cash surrender value of Company owned life insurance policies and used the proceeds to reduce long-term debt. By the end of fiscal 1996, the Company expects to liquidate an additional $5,000,000 in cash surrender values which will also be used to reduce long-term debt. These assets are included in "Other assets".

     On April 19, 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000. The Company retained the raw sugar and by-product inventories and the related accounts receivable, accounts payable and short-term borrowings. These assets and liabilities will be liquidated in the normal course of business during the remainder of fiscal 1996. After liquidation of these amounts, the Company expects to achieve a net cash flow of approximately $15,000,000 on the sale of Raceland. During March 1996, the Company accrued an estimated loss on the sale of ($3,800,000). This amount is included in the caption "Other costs" in the accompanying income statement.

     The sale of Raceland and the liquidation of certain Company owned life insurance policies result from the fact that these assets had returns below the Company's cost of capital. The Company is using proceeds from these asset dispositions to temporarily reduce long-term debt. Ultimately, it expects to deploy these proceeds in operations which have returns in excess of the Company's cost of capital.

     At March 31, 1996, stockholders' equity was $169,763,000 compared to equity at October 1, 1995, of $169,649,000. Equity increased as a result of earnings of $1,500,000 during the six months ended March 31, 1996 and decreased primarily as a result of dividends of $1,312,000.

     During March 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The Trust will enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The Company is in the process of obtaining Securities and Exchange Commission approval for the sale of the shares from the Trust. Once approved, the shares may be sold at the Company's discretion, until March 31, 2011. However, these shares do not have to be sold. Proceeds from the sales, if any, will be used to fund eligible employee benefits. The employee benefits payable from the Trust are primarily included in the $87,185,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

     To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust". The difference of $11,762,000 between the cost of the shares and their fair value is included in "Capital in excess of stated value". Each quarter, "Stock held by benefit trust" will be adjusted to the fair market value of the shares held in the Trust and an adjustment for the same amount will be made to "Capital in excess of stated value". Total stockholders' equity will increase as the shares are sold from the Trust.

     Fixed asset additions during the six months ended March 31, 1996 were $3,632,000 compared to depreciation for the same period of $13,140,000. The capital expenditures were primarily made to upgrade and install packaging and
production equipment.   These expenditures are expected to benefit the Company
through increased efficiency, improved quality control and expanded operational capabilities. The Company expects that fixed asset additions (exclusive of any acquisitions) will not exceed $10,000,000 in fiscal 1996.

Results of Operations

     The Company's net income for the six months ended March 31, 1996 was $1,500,000, or $.06 per share, compared to income of $1,691,000, or $.07 per share, for the six months ended April 2, 1995. The net loss for the second quarter of fiscal 1996 was ($2,043,000), or ($.08) per share, compared to a loss of ($1,927,000), or ($.07) per share, for the same quarter of fiscal 1995.

     As discussed above, "Income from operations" for the quarter ended March 31, 1996, includes a ($3,800,000) loss on the sale of the operating assets of Raceland Sugars. For the six months, this loss was partially offset by a $1,964,000 first quarter gain on assets sold in conjunction with cost reductions the Company is making. Excluding the effects of these asset dispositions, income from operations for both the six-month period and the quarter increased. This improvement reflects an increase in the margins from our cane refining operations. Margins are higher because the 1995 beet crop was smaller than the previous year's record beet crop. As a result, pricing pressures this fiscal year are much less than last year when the Company was sometimes selling refined sugar below cost to maintain market share.

     Our cane sugar division showed a large increase in operating income for the quarter and six months ended March 31, 1996 compared to the same periods last year primarily because retail sugar sales volume and margins increased for each period. Domestic industrial volume was up for both the quarter and six months, but overall industrial volume was down for both periods due to decreased low-margin export sales. For the six months, domestic industrial margins were down, but they were up for the quarter as sales prices are beginning to reflect the smaller amount of beet sugar available for sale. Both sugar sales volume and sales prices to the food service industry were up slightly from the prior year quarter and six months. Non-sugar sales volume and prices were also higher for the quarter and the six months than they were in the comparable periods last year as these product lines continue to expand.

     Our beet sugar division reported significantly lower operating income for the quarter and six months ended March 31, 1996 compared to the same periods last year as the effects of the poor 1995 beet crop continue to depress earnings. Total sugar produced from the crop was lower than last year's crop due to reduced sugar beet yields and sugar content. As a result, manufacturing costs per cwt. were significantly higher than in the prior year. Sugar sales prices for both the quarter and the six months were down slightly from the prior year periods. Sales volume for the six months was also down slightly from the prior year six months, but sales volume for the quarter was down considerably from the prior year quarter.
Sales volume over the remaining six months of the year will be much lower than the same period last year due to the lower production.

     Congress passed the Farm Bill on February 29, 1996. It is essentially a continuation of the current Farm Bill except that the U.S. Department of Agriculture will not restrict the sale of beet sugar when annual sugar production is high. In such cases, it is possible that the combination of large supplies of domestic beet sugar and raw cane sugar, plus raw cane sugar imports, will result in sugar supplies in excess of the demand for sugar. This could lower raw sugar prices and possibly result in a benefit to the Company.

     The national beet crop, which has now been completely processed, is down about 11% from the prior year. Michigan Sugar's 1995 beet crop is also smaller than normal as has been previously reported. This shortfall in national beet production will be replaced by refined cane sugar throughout the second half of fiscal 1996. Consequently, with less beet sugar supply, the Company will realize the benefits of both higher volumes and profitable margins during the second half of the year. As a result, the profit outlook for the remainder of fiscal 1996 is good.

     Based upon information available at this time, the outlook for fiscal 1997 is also good. Nationally, total beet acreage is expected to be down because some farmers are taking advantage of higher prices for competing grain crops and are planting less sugar beets. The initial forecast is that next year's production of beet sugar will approximate that of this year. Thus, we expect our cane divisions to have profitable margins and reasonable volumes in fiscal 1997. Michigan's acreage for next year will be reduced, but assuming that yield per acre and sugar content return to normal, it should be a reasonably profitable year.

                         PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

     At the Annual Meeting of Stockholders held on February 15, 1996 in Savannah, Georgia, 22,960,289 shares, representing 87.5% of the 26,238,196 total eligible shares outstanding, were voted in person or by proxy. The Directors proposed in the proxy material were elected to serve three-year terms by the vote shown below:


                                Outstanding Shares Voted For                Abstain
                            -----------------------------------    -------------------------
                                Number          % of Eligible        Number   % of Eligible
                               of Votes            Votes             of Votes      Votes
                            -----------------------------------    -------------------------

    W. Waldo Bradley         22,655,989            86.35             304,300         1.16
    John D. Carswell         22,647,799            86.32             312,490         1.19
    F. Sprague Exley         22,653,635            86.34             306,654         1.17
    William W. Sprague, III  22,653,887            86.34             306,402         1.17
    Hugh M. Tarbutton        22,643,174            86.30             317,115         1.21



     Other Directors whose term of office continued after the meeting were R. Eugene Cartledge, Lee B. Durham, Jr., Robert L. Harrison, Dale C. Critz, Arthur
M. Gignilliat, Jr., Robert S. Jepson, Jr. and Arnold Tenenbaum.

     The appointment of Price Waterhouse LLP as independent public accountants was approved. The vote was as follows:



Caption>
Outstanding Shares Voted For            Against                      Abstain
- ----------------------------------------------------------------------------------------
  Number        % of Eligible     Number    % of Eligible     Number     % of  Eligible
of Votes           Votes        of Votes       Votes         of Votes        Votes
- ---------       -------------   --------    -------------    --------    ---------------
22,749,452         86.70        133,320         .51           77,517          .30

Item 5. Other Information - Statement on Business Risks and
        Forward-Looking Information

     Savannah Foods & Industries, Inc. generally does not make specific projections about future income or provide other specific forward-looking information. However, due to changes brought about by the Private Securities Litigation Reform Act of 1995, we believe it is appropriate to outline several key factors which impact our Company's future performance.

     All phases of the Company's business are very competitive with the primary competitors being other sugar cane refiners and beet sugar processors. Because sugar is a commodity, competition is based primarily upon price, but is also based upon product quality and customer service. Our Company is diversified into all marketing and production (i.e. cane and beet) phases of the refined sugar industry, but the majority of our capacity, approximately 85%, is cane sugar, with the remaining 15% being beet sugar. Thus, our operating results are influenced mostly by factors which affect the cane sugar industry.

     Cane sugar refiners operate on large volumes and small margins. Costs typically represent over 90% of the selling price of our products. Consequently, a small percentage change in sales prices or in the cost of our raw materials or manufacturing costs can result in a large percentage change in our income from operations.

     In today's market, the primary driver of refined sugar sales prices is the amount of beet sugar produced. A large amount of beet sugar generally means lower prices as beet producers sell their larger production by undercutting the prices of cane sugar refiners. The amount of beet sugar produced not only affects selling prices, but also affects the per unit manufacturing costs of the sugar industry. Many of the costs in the manufacturing process, whether beet or cane, are fixed and must be divided among the actual production. As volume increases or decreases, per unit manufacturing costs decrease or increase, respectively. Thus, forecasting the amount of beet sugar which will be produced is an essential element in predicting our income.

     In addition to sales prices and per unit manufacturing costs, the other primary factor in determining operating income is the cost of raw sugar, which is by far the largest single cost of producing refined cane sugar. Raw sugar is a commodity, and while we purchase it using many different pricing methods, the price is always based in some manner on the market price of raw sugar as determined by the commodities market. Thus, its price is subject to the numerous variables that affect the price of any commodity. In general, however, its price is supported at an artificially high level through the sugar program portion of the U.S. Government's Farm Bill.

     Forward looking information affecting the sugar industry should be considered within this context.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

          Exhibit
          Number    Description
          -------   -----------

          4-1       Credit Agreement, dated as of April 1,
                    1996, among Savannah Foods & Industries, Inc., as borrower, the banks listed therein, and Wachovia Bank of Georgia, N.A., as agent.

          4-2 Third Amendment to Note Agreements, dated as of March 29, 1996, by and among Savannah Foods & Industries, Inc., as borrower, and the lenders named therein, consisting of $50,000,000 8.35% Series A Senior Notes due November 1, 2002 and $20,000,000 7.15% Series B Senior Notes due November 1, 2002.

          27-1      Financial Data Schedule

(b)  Reports on Form 8-K, not applicable.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAVANNAH FOODS & INDUSTRIES, INC.



                               By: /s/John M. Tatum
                                   --------------------
                                   John M. Tatum
Date:  May 15, 1996                Secretary



                               BY: /s/Gregory H. Smith
                                   --------------------
                                   Gregory H. Smith
                                   Senior Vice President
                                   Chief Financial Officer
DATE:  May 15, 1996                and Treasurer