Form 10-Q
period 1996-06-30
SAVANNAH FOODS & INDUSTRIES INC
filed 1996-08-09
CIK 86941

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended      June 30, 1996
                                         ----------------------------

                                     OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         -----------   --------------

                     Commission file number      1-11420
                                            ------------------

                      SAVANNAH FOODS & INDUSTRIES, INC.
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)



            Delaware                                         58-1089367
 -------------------------------                        ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)



  P. O. Box 339, Savannah, Georgia                             31402
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (912) 234-1261
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

As of June 30, 1996 there were 26,238,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding.

The exhibit index is located on page 14 of this filing.

                      SAVANNAH FOODS & INDUSTRIES, INC.
                                    INDEX



Part I.  FINANCIAL INFORMATION:                                      Page
                                                                     ----

          Item 1.    Financial Statements:

          Consolidated Balance Sheets at
            June 30, 1996 and October 1, 1995                         3

          Consolidated Statements of Operations
            for the quarter and the three quarters
            ended June 30, 1996 and July 2, 1995                      4

          Consolidated Statements of Cash Flows
            for the three quarters ended June 30, 1996
            and July 2, 1995                                          5


          Notes to Consolidated Financial Statements                  6

          Item 2.   Management's Discussion and Analysis
             of the Company's Financial Position
             and Results of Operations                                9


Part II.  OTHER INFORMATION:

          Item 5.   Other Information - Statement on
               Business Risks and Forward-Looking
               Information                                           13

          Item 6.   Exhibits and Reports on Form 8-K                 14

          Signatures                                                 15

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                              June 30,      October 1,
                                                                1996          1995
                                                             ----------    ----------
Assets

Current assets:
  Cash and cash equivalents                                  $   19,766    $   11,574
  Accounts receivable                                            74,397        66,991
  Inventories (net of LIFO reserve of $7,932 in 1996 and
    $10,460 in 1995) (Note 2)                                   145,344       103,121
  Other current assets                                           10,380        16,116
                                                             ----------    ----------
      Total current assets                                      249,887       197,802
Property, plant and equipment (net of accumulated
  depreciation of $214,680 in 1996 and $206,100 in 1995)        201,045       230,891
Other assets                                                     27,904        47,814
                                                             ----------    ----------

                                                             $  478,836    $  476,507
                                                             ==========    ==========
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                                      $   21,349    $   22,300
  Current portion of long-term debt (Note 3)                     20,079         6,300
  Trade accounts payable                                         73,242        63,259
  Dividends payable                                                 656           656
  Accrued expenses related to beet operations                    15,815             -
  Other liabilities and accrued expenses                         18,659        22,225
                                                             ----------    ----------
    Total current liabilities                                   149,800       114,740
                                                             ----------    ----------
Long-term debt (Note 3)                                          70,178       106,864
                                                             ----------    ----------
Deferred employee benefits                                       85,727        85,254
                                                             ----------    ----------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued        17,365        17,365
  Capital in excess of stated value (Note 4)                     28,952        12,190
  Retained earnings                                             193,736       190,176
  Treasury stock, at cost (2,568,604 shares in 1996 and
    5,068,604 shares in 1995) (Note 4)                          (15,849)      (31,275)
  Minimum pension liability adjustment                          (14,842)      (14,842)
  Note receivable from employee stock ownership plan             (3,540)       (3,540)
  Stock held by benefit trust, at market (2,500,000 shares
    in 1996)(Note 4)                                            (32,188)            -
  Cumulative translation adjustment                                (503)         (425)
                                                             ----------    ----------
      Total stockholders' equity                                173,131       169,649
                                                             ----------    ----------
Commitments and contingencies (Note 7)                                -             -
                                                             ----------    ----------
                                                             $  478,836    $  476,507
                                                             ==========    ==========

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands of dollars except for per share amounts)
                                  (Unaudited)

                                                                            For the
                                         For the Quarter Ended        Three Quarters Ended
                                        ------------------------    ------------------------
                                         June 30,       July 2,      June 30,       July 2,
                                           1996          1995          1996          1995
                                        ----------    ----------    ----------    ----------
Net sales                               $  287,462    $  275,554    $  842,675    $  811,408
                                        ----------    ----------    ----------    ----------
Operating expenses:
  Cost of sales and operating expenses     256,311       255,082       758,636       741,181
  Selling, general and
    administrative expenses                 13,475        12,896        41,026        39,444
  Depreciation and amortization              6,745         7,359        21,074        21,769
  Other costs (Note 5)                          25            18         1,871            88
                                        ----------    ----------    ----------    ----------
                                           276,556       275,355       822,607       802,482
                                        ----------    ----------    ----------    ----------

Income from operations                      10,906           199        20,068         8,926
                                        ----------    ----------    ----------    ----------
Other income and (expenses):
  Interest and other investment income         163           290           575         1,178
  Interest expense                          (3,013)       (3,827)       (9,678)      (11,218)
  Other income (expense)                      (481)         (245)       (1,082)          (87)
                                        ----------    ----------    ----------    ----------
                                            (3,331)       (3,782)      (10,185)      (10,127)
                                        ----------    ----------    ----------    ----------
Income (loss) before income taxes
  and extraordinary item                     7,575        (3,583)        9,883        (1,201)
(Provision for) benefit from
  income taxes                              (2,849)        1,155        (3,657)          464
                                        ----------    ----------    ----------    ----------
Income (loss) before extraordinary
  item                                       4,726        (2,428)        6,226          (737)
Extraordinary item, net of tax (Note 3)       (698)            -          (698)            -
                                        ----------    ----------    ----------    ----------
Net income (loss)                       $    4,028    $   (2,428)   $    5,528    $     (737)
                                        ==========    ==========    ==========    ==========
Per share:
  Income (loss) before
    extraordinary item                  $     0.18    $    (0.10)   $     0.24    $    (0.03)
  Extraordinary item (Note 3)                (0.03)            -         (0.03)            -
                                        ----------    ----------    ----------    ----------
  Net income (loss)                     $     0.15    $    (0.10)   $     0.21    $    (0.03)
                                        ==========    ==========    ==========    ==========

  Dividends                             $    0.025    $    0.025    $    0.075    $    0.295
                                        ==========    ==========    ==========    ==========

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     For the Three Quarters Ended
                                                     ----------------------------
                                                       June 30,           July 2,
                                                         1996              1995
                                                      ----------        -----------
                                                         (In thousands of dollars)
Cash flows from operations:
  Net income (loss)                                   $    5,528        $     (737)
  Adjustments to reconcile net income to
    net cash provided by operations -
      Depreciation and amortization                       21,074            21,769
      Extraordinary item, net of tax (Note 3)                698                 -
      Provision for deferred income taxes                      -              (863)
      Net loss on disposal of assets                       1,871                88
      Changes in balance sheet accounts -
        Accounts receivable                               (7,406)           10,494
        Inventories                                      (40,850)          (83,425)
        Other current assets                               5,652            (4,270)
        Trade accounts payable                             9,983            34,754
        Accrued expenses related to beet operations       15,815            13,138
        Other liabilities and accrued expenses            (3,806)            1,007
        Other                                                673             1,499
                                                      ----------        ----------
Cash provided by (used for) operations                     9,232            (6,546)
                                                      ----------        ----------
Cash flows from investing activities:
  Additions to property, plant and equipment              (5,412)          (11,909)
  Proceeds from sale of property, plant and
    equipment                                              2,458               233
  Liquidation (acquisition) of investments                13,869            (1,161)
  Liquidation (acquisition) of business (Note 5)          12,500            (7,050)
  Use of escrow balances related to industrial
    revenue bonds for additions to property,
    plant and equipment                                    2,862                 -
  Other                                                     (381)           (2,506)
                                                      ----------        ----------
Cash provided by (used for) investing activities          25,896           (22,393)
                                                      ----------        ----------
Cash flows from financing activities:
  (Decrease) increase in short-term borrowings              (951)           44,200
  Payments of long-term debt                             (22,907)          (28,201)
  Liquidation of unused industrial revenue
    bond escrow balances                                       -             5,662
  Dividends paid                                          (1,968)          (10,625)
  Other                                                   (1,110)              230
                                                      ----------        ----------
Cash (used for) provided by financing activities         (26,936)           11,266
                                                      ----------        ----------
Cash flows for period                                      8,192           (17,673)
Cash and cash equivalents, beginning of period            11,574            28,436
                                                      ----------        ----------
Cash and cash equivalents, end of period              $   19,766        $   10,763
                                                      ==========        ==========

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) The information furnished reflects all adjustments (consisting of only normal recurring accruals, except as discussed in Note 5) which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  A summary of inventories by class is as follows:

                                                                          June 30,        October 1,
                                                                            1996             1995
                                                                          --------        ----------
                                                                          (In thousands of dollars)

    Raw materials and work-in-process                                      $ 56,059        $ 46,533
    Packaging materials, parts and supplies                                  22,825          26,245
    Finished goods                                                           66,460          30,343
                                                                           --------        --------
                                                                           $145,344        $103,121
                                                                           ========        ========


(3)  Long-term debt is summarized as follows:


                                                                           June 30,        October 1,
                                                                             1996             1995
                                                                           --------        ----------
                                                                           (In thousands of dollars)
     Senior notes - Series A at 8.35%
       ($39,881 in 1996 and $47,857 in 1995)
       and Series B at 7.15% ($10,119 in
       1996 and $12,143 in 1995)                                            $50,000         $ 60,000
     Long-term debt supported by revolving
       credit facilities with banks                                               -           10,000
     Notes payable to banks related to
       the ESOP                                                              12,619           14,100
     Industrial revenue bonds                                                22,500           22,500
     Other long-term debt                                                     5,138            6,564
                                                                            -------         --------
                                                                             90,257          113,164

     Less - Current portion                                                 (20,079)          (6,300)
                                                                            -------         --------
                                                                            $70,178         $106,864
                                                                            =======         ========


     Effective April 1, 1996, the Company entered into a new $120,000,000 revolving credit facility which expires on January 1, 2000, and automatically extends by one year at each anniversary date of the agreement.

     The Company elected, and gave notices, to repay the following amounts of the Senior Notes ahead of scheduled maturities:


                   Amount of Early Payment        Month of Payment
                   -----------------------        ----------------

                         $ 5,000,000                   May 1996
                         $ 5,000,000                  June 1996
                         $ 5,000,000                  July 1996
                         $10,000,000                  July 1996


     Accordingly, $15,000,000 is included in the current portion of long-term debt at June 30, 1996. In connection with the prepayments, the Company incurred $698,000 (net of $410,000 income tax benefit), or ($.03) per share, of prepayment penalties which are reflected as an extraordinary item in the accompanying Consolidated Statement of Operations.

     The Company has a Standby Letter of Credit (SLC) in favor of the Senior Note lenders drawn under the revolving credit agreement. The SLC is maintained at 105% of the Senior Notes outstanding and was $52,500,000 at June 30, 1996.

(4) During March 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The Trust will enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The shares may be sold at the Company's discretion, until March 31, 2011. However, these shares do not have to be sold. Proceeds from the sales, if any, will be used to fund eligible employee benefits. The employee benefits payable from the Trust are primarily included in the $85,727,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

     To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust". "Capital in excess of stated value" was increased for the difference of $11,449,000 between the cost of the shares and their fair value. Each quarter, "Stock held by benefit trust" is adjusted to the fair market value of the shares held in the Trust, and an adjustment for the same amount is made to "Capital in excess of stated value". Total stockholders' equity will increase as the shares are sold from the Trust.

(5) On April 19, 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000 in cash. The Company retained the raw sugar and by-product inventories and the related accounts receivable, accounts payable and short-term borrowings.

     These assets and liabilities are being liquidated in the normal course of business during the remainder of fiscal 1996. As a result of the sale, certain expenses accrued for plant repairs will not be paid by the Company and have been reversed. The book values of the assets sold are as follows (in thousands of dollars):


                 Inventories                          $ 1,502
                 Other current assets                     696
                 Property, plant & equipment           15,534
                 Other assets                           1,538
                                                      -------
                 Assets sold                           19,270
                 Reversal of expenses accrued for
                       plant repairs                   (2,970)
                                                      -------
                                                      $16,300
                                                      =======

     During the quarter ended March 1996, the Company accrued an estimated loss on the sale of $3,800,000. This amount is included in the caption "Other costs". Also included in this line is a $1,929,000 net gain from disposal of other assets.

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

     As of June 30, 1996, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to amounts previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of the Company's
         Financial Position and Results of Operations.

Liquidity

     For the first nine months of fiscal 1996, net income, after adjustments for depreciation and amortization and net loss on disposal of assets, generated $28,473,000 of cash. This cash was used primarily to pay dividends and to fund seasonal increases in inventories (net of trade payables and accrued beet expenses) and accounts receivable.

     The Company maintains revolving credit facilities to provide liquidity for short-term operating needs. The Company has $120,000,000 in revolving credit facilities with banks which are committed through January 1, 2000. These facilities, in general, enable the Company to borrow funds at LIBOR plus 1/2% to 3/4%, depending upon achievement of specified fixed charge coverage targets. Under these facilities, a Standby Letter of Credit (SLC) is drawn in favor of the Senior Note lenders. The SLC is maintained at 105% of the balance of the Senior Notes and is reduced as the Senior Notes are repaid. The remaining balance of revolving credit facilities is available to the Company as needed. At June 30, 1996, the balance of the SLC was $52,500,000.

     The Company has access to short-term borrowings from the Commodity Credit Corporation (CCC) which it can use to finance seasonal increases in beet sugar inventory. At June 30, 1996, all of the Company's $21,349,000 short-term borrowings were outstanding from the CCC. The Company also has available a $10,000,000 discretionary line of credit with a bank.

     These sources of short-term funds, along with cash generated by the Company's operations, provide ample liquidity to meet the Company's operating cash requirements.

Capital Resources

     The Company has made two significant asset disposals during fiscal 1996.
On April 19, 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000. The Company retained the raw sugar and by-product inventories and the related accounts receivable, accounts payable and short-term borrowings. These assets and liabilities are being liquidated in the normal course of business during the remainder of fiscal 1996. After liquidation of these amounts, the Company expects to achieve a net cash flow of approximately $15,000,000 on the sale of Raceland. During the second quarter of fiscal 1996, the Company recognized an estimated loss on the sale of $3,800,000. This amount is included in the caption "Other costs" in the accompanying Consolidated Statement of Operations.

     The Company also received $13,869,000 of the cash surrender value of certain Company owned life insurance policies which were surrendered during fiscal 1996. These assets were included in "Other assets" at October 1, 1995. The sale of Raceland and the liquidation of life insurance policies result from the fact that these assets had returns below the Company's cost of capital.
The Company used the proceeds from these asset dispositions to temporarily reduce long-term debt.

     Payments on total long-term debt were $22,907,000 since October 1, 1995, and were funded by the asset disposals discussed above. Of these payments, $10,000,000 was paid on the Senior Notes during the third quarter, and, as of June 30, 1996, the Company had given notice to the Senior Note lenders that an additional $15,000,000 would be paid during July 1996. The Company decided to pay down the Senior Notes ahead of scheduled maturities to reduce interest expense and improve its long-term borrowing flexibility. As a result of these prepayments, an extraordinary charge of $698,000 (net of an income tax benefit of $410,000), or $.03 per share, was recorded, and $15,000,000 of debt was reclassified to current at June 30, 1996.

     At June 30, 1996, stockholders' equity was $173,131,000 compared to equity at October 1, 1995, of $169,649,000. Equity increased by earnings of $5,528,000 and decreased primarily by dividends of $1,968,000. The changes in debt and equity since October 1, 1995, resulted in a decrease in the ratio of long-term debt to total capital from 39% to 29%.

     During the second quarter of fiscal 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The Trust will enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The shares may be sold at the Company's discretion, until March 31, 2011. However, these shares do not have to be sold. Proceeds from the sales, if any, will be used to fund eligible employee benefits. The employee benefits payable from the Trust are primarily included in the $85,727,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

     To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust". "Capital in excess of stated value" was increased for the difference of $11,449,000 between the cost of the shares and their fair value. Each quarter, "Stock held by benefit trust" is adjusted to the fair market value of the shares, and an adjustment for the same amount is made to "Capital in excess of stated value". Total stockholders' equity will increase as the shares are sold from the Trust.

     Fixed asset additions during the nine months ended June 30, 1996 were $5,412,000 compared to depreciation for the same period of $19,304,000. These capital expenditures were funded through escrow balances related to industrial revenue bonds and proceeds from fixed asset sales. The additions were primarily made to upgrade and install packaging and production equipment and are expected to benefit the Company through increased efficiency, improved quality control and expanded operational capabilities. The Company expects that fixed asset additions (exclusive of any acquisitions) will not exceed $10,000,000 in fiscal 1996.

Results of Operations

     The Company's net income for the nine months ended June 30, 1996 was $5,528,000, or $.21 per share, compared to a net loss of ($737,000), or ($.03)
per share, for the nine months ended July 2, 1995. Net income for the third quarter of fiscal 1996 was $4,028,000, or $.15 per share, compared to a net loss of ($2,428,000), or ($.10) per share, for the same quarter of fiscal 1995. Net income for the nine months and the quarter ended June 30, 1996 includes an after-tax extraordinary charge of ($698,000), or ($.03) per share, for prepayment penalties incurred on the Company's Senior Notes.

     Income from operations for both the quarter and the nine-month period improved significantly from the prior year as increased operating profits in the cane sugar division more than offset decreased operating profits in the beet sugar division. Volumes and margins for cane refiners have been favorably impacted by reduced national beet sugar production. At approximately 3.9 million tons, production from the 1995 beet crop is down about 600,000 tons, or 13%, from the previous year's record production. With less beet sugar on the market, cane sugar volume has expanded to meet the overall demand for refined sugar, which continues to rise slightly each year. Refined sugar selling prices have risen as a result of the tightened supply. Since average raw sugar spot prices, compared to the prior year, have decreased for the quarter and remained about level for the nine months, increases in selling prices have resulted in higher cane sugar margins for the same periods.

     The increased operating profits in the cane sugar division reflect higher domestic volumes and higher selling prices due to these industry factors. Quarterly and year-to-date volumes for domestic industrial, retail and foodservice sugar sales all increased from the prior year periods. Margins on industrial and retail sugar sales improved for the quarter and year-to-date periods due to sales price increases. Foodservice sugar sales prices increased slightly for the quarter and year-to-date periods.

     Operating profits in the Company's beet sugar division were significantly lower for the quarter and nine months ended June 30, 1996 compared to the same periods last year as the effects of the poor 1995 beet crop continued to depress earnings. Total sugar produced by the beet division was lower than the prior year due to reduced sugar beet yields and sugar content. As a result, beet sugar sales volumes for the quarter and the nine month periods were down considerably from the prior year. Although sugar sales prices for both the quarter and the nine months were up from the prior year periods, the effect of these increases was not enough to offset the effect of the reduced volumes, and thus net revenues declined. The lower sugar content resulted in higher manufacturing cost per cwt. of refined sugar. Operating profits decreased as a result.

     Other costs for the first nine months of fiscal 1996 includes the $3,800,000 loss on the sale of Raceland offset by a $1,929,000 gain on the sale of other assets.

     Interest expense is down for the quarter and the nine months ended June 30, 1996 compared to the prior year due to lower interest rates and lower average outstanding debt.

     The profit outlook for the last quarter of fiscal 1996 is good. The Company should continue to realize the benefits of both higher volumes and profitable margins in the cane sugar division. Although operating profit in the beet sugar division will remain depressed due to lower volumes, the Company's overall earnings for the quarter should be good.

     Based upon production and consumption estimates currently available, the outlook for the cane sugar division for fiscal 1997 appears favorable. National beet sugar production is expected to be around 4 million tons, close to this year's level, while refined sugar consumption is forecast to increase about 2%, or 180,000 tons. Assuming that the U.S. Department of Agriculture maintains import quota levels consistent with the current year, cane refiners should again experience good volumes and selling prices.

     The Company's beet sugar division, however, is expected to have a poor year due to further reduced volumes. Sugar beet acreage planted by the Company's contracted growers is down about 25% from fiscal 1996. Acreage is down because many growers elected to plant alternative crops, such as corn and wheat, which were commanding high prices. As a consequence of the reduced acreage, the Company will not process beets at its Fremont, Ohio plant during fiscal 1997. Additionally, poor spring planting conditions have affected the crop, and sugar production is expected to be down significantly from fiscal 1996. As noted above, refined sugar selling prices should remain strong in fiscal 1997, but the benefits of this are not expected to offset the effect of decreased volumes in the beet division.

     Despite these difficulties, improved profitability in the cane refining division, which represents about 85% of the Company's business, should exceed reduced profitability in the beet division.

                         PART II.  OTHER INFORMATION

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



                                            SAVANNAH FOODS & INDUSTRIES, INC.




                                            By: /S/ John M. Tatum
                                                ------------------------------
                                                John M. Tatum
Date:  August 8, 1996                           Secretary




                                            By: /S/ Gregory H. Smith
                                                ------------------------------
                                                Gregory H. Smith
                                                Senior Vice President
                                                Chief Financial Officer
Date:  August 7, 1996                              and Treasurer