Form 10-K
period 1996-09-29
SAVANNAH FOODS & INDUSTRIES INC
filed 1996-12-30
CIK 86941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark one)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended  September 29, 1996  or
                            -------------------

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from               to
                                ---------------   --------------

  Commission file number: 1-11420
                          -------

                     SAVANNAH FOODS & INDUSTRIES, INC.
                     ---------------------------------
          (Exact name of Registrant as specified in its Charter)

            Delaware                                        58-1089367
            --------                                        ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         identification No.)

                  P.O. Box 339, Savannah, Georgia 31402
                  -------------------------------------
          (Address of principal executive offices with zip code)

  Registrant's telephone number, including area code (912)234-1261
                                                     -------------

  Securities registered pursuant to Section 12(b) of the Act:

                 Common Stock - Par Value: $.25 per share
                 ----------------------------------------
                             (Title of Class)

  Securities registered pursuant to Section 12(g) of the Act:

                                   None
                                   ----
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X        No
                       -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At November 30, 1996, there were 26,238,196 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 30, 1996 was $373,894,293.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 1997 are incorporated by reference in Part III hereof.

                              TABLE OF CONTENTS

                                    PART I

Item 1.   Business ................................................  3
          Statement on Business Risks and Forward Looking
           Information ............................................  5
Item 2.   Properties ..............................................  6
Item 3.   Legal Proceedings .......................................  7
Item 4.   Submission of Matters to a Vote of Security Holders .....  7

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters ....................................  8
Item 6.   Selected Financial Data .................................  8
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................... 10
Item 8.   Financial Statements and Supplementary Data ............. 15
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .................... 37

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant ...... 39
Item 11.  Executive Compensation .................................. 39
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management ............................................. 39
Item 13.  Certain Relationships and Related Transactions .......... 39

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K............................................  40



              FORWARD LOOKING STATEMENTS-SAFE HARBOR PROVISIONS

        Any statements in this Form 10-K regarding future market prices or operating results or any other statements that are not historical facts constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. Any forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in forward looking statements, see the "Competition" and "Statement on Business Risks and Forward Looking Information" sections on pages 5 and 6 of this Form 10-K.

                                       PART I

Item 1.  Business

        Savannah Foods & Industries, Inc. (the "Registrant") was incorporated in Delaware on February 19, 1969, as the successor to Savannah Sugar Refining Corporation, which was originally incorporated in New York in 1916.

        The Registrant and its subsidiaries collectively comprise one business segment and are engaged in the production, marketing, and distribution of food products, primarily refined sugar.

        The Registrant and its wholly-owned subsidiaries, Savannah Foods Industrial, Inc. and Dixie Crystals(R) Brands, Inc., are engaged in the refining and marketing of a complete line of bulk and liquid sugars and sugar products, including edible molasses and liquid animal feeds. They also produce and market a complete line of packaged sugars and portion control items consisting of sugar envelopes, artificial sweeteners, salt, pepper, non-dairy creamer, and certain other products. Industrial and grocery products are marketed primarily in the southeastern portion of the United States, Louisiana, and Texas, but are also widely distributed into other states generally east of the Mississippi and south of New England. Foodservice products are marketed throughout the United States. Products are marketed under the trade names Dixie Crystals(R), Evercane(R), Savannah Gold(R), and Quick'n Sweet(TM) but are also sold under the Registrant's other controlled labels and under customers' private label brands. The Registrant's saccharin-based sweetener is marketed under the trade name Sweet Thing(R) and its aspartame-based sweetener is marketed under the trade name Sweet Thing II(R). These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar, including Registrant-owned vehicles.

        Michigan Sugar Company, a wholly-owned subsidiary of the Registrant, and its wholly-owned subsidiary, Great Lakes Sugar Company, are engaged in the processing of sugarbeets into refined sugar and the production of beet pulp and molasses. The refined sugar is marketed primarily in the states of Michigan and Ohio, but is also distributed in the midwestern and eastern parts of the United States. Packaged sugar is marketed under the trade name PIONEER(R), but is also sold under customers' private label brands. These products are marketed both by means of direct sales and through brokers and are primarily distributed directly to the customer by common carrier truck or railcar, including Registrant-owned vehicles. Most of the beet pulp is pelletized and sold for export. The balance is sold in the domestic market. The majority of the molasses is normally sold to the

Registrant's beet molasses desugarization facility for further processing to recover additional sugar.

        Due to a significant decrease in the number of sugarbeet acres contracted to be grown in 1996 in the Ohio sugarbeet growing areas, the Registrant has decided not to operate Great Lakes Sugar Company's beet processing facility in Fremont, Ohio during fiscal 1997. In conjunction with this decision, due to the lack of availability of reasonably priced molasses, the Registrant has also decided not to operate its molasses desugarization facility which is also located in Fremont.

        King Packaging Company, Inc., a wholly-owned subsidiary of Dixie Crystals(R) Brands, Inc., packs custom made meal kits for the food service industry and provides complementary products to the sugar and portion control products manufactured at the Registrant's other locations. These products are marketed to the foodservice trade through-out the United States both by means of direct sales and through brokers and are primarily shipped directly to customers by common carrier truck.

        During fiscal 1996, the Registrant sold the property, plant and equipment and certain other operating assets of Raceland Sugars, Inc., its raw sugar mill.

        Raw Materials. A large portion of the raw sugar for the Registrant's Port Wentworth, GA refinery, and all the raw sugar for the Clewiston, FL refinery, is normally supplied by cane sugar producers in the state of Florida. A large portion of the raw sugar for the Registrant's Gramercy, LA refinery is normally supplied by cane sugar producers in the state of Louisiana. In the case of the Savannah and Gramercy refineries, the remaining raw sugar requirements are purchased on the open market, and consist of off-shore cargoes purchased directly and through raw sugar trade houses. The Registrant uses the futures market as a hedging and purchasing mechanism, as circumstances warrant.

        Michigan Sugar Company and its subsidiary, Great Lakes Sugar Company, process sugarbeets under annual contracts from Michigan and Ohio farmers. The land around the processing plants of the company is well suited to growing sugarbeets. Until 1996, the company had not experienced difficulty in obtaining a sufficient quantity of beets to support successful operation of its plants. However, because of unusually high grain prices during the Spring 1996 planting season, the company was unable to contract for a sufficient number of beet sugar acres in Ohio to make operation of the Fremont, Ohio beet facility economical. Also, the acreage contracted in Michigan has decreased from prior years for the same reason, but the company has been able to contract enough acres to profitably operate the beet processing plants in Michigan. Under the contracts with the farmers, certain sales expenses and other non-processing expenses are first deducted from the proceeds of refined sugar, pulp, and molasses sales after which the balance is divided between the company and the farmers.

        Competition. All phases of the refined sugar business and all geographic markets of the business engaged in by the Registrant and its subsidiaries are highly competitive. This competition is not only with other cane sugar refiners and beet sugar processors, but also with corn sweeteners, artificial sweeteners, and with resellers who purchase all of these sweeteners. Competing cane sugar refineries are located in Florida, Louisiana, Maryland, New York, Texas, and California. Competing beet sugar processors are located in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oregon, Texas, and Wyoming.

        Competition is primarily based upon price, but is also based upon product quality and customer service. At times, the cane sugar refiners are at a competitive disadvantage to the beet sugar producers due to differing methods by which raw materials are purchased. In the beet industry, the beet farmers participate in any increase or decrease in the selling price of refined sugar. However, in the cane industry, refiners purchase raw sugar at prices which are kept artificially high by United States policy to support sugar farmers, and which do not fluctuate in tandem with refined sugar selling prices. Consequently, when competitive pressures reduce refined sugar prices, the margins of cane sugar refiners are affected more adversely that those of beet sugar producers.

        Number of Employees. At September 29, 1996, Registrant and its subsidiaries had 1,898 full-time employees. In addition, Michigan Sugar Company and Great Lakes Sugar Company employ a number of seasonal workers during the beet processing campaigns.

        Statement on Business Risks and Forward Looking Information. The Registrant generally does not make specific projections about future income or provide other specific forward looking information. However, due to changes brought about by the Private Securities Litigation Reform Act of 1995, we believe it is appropriate to outline several key factors which impact the Registrant's future performance.

        All phases of the Registrant's business are very competitive with the primary competitors being other sugar cane refiners and beet sugar processors. Because sugar is a commodity, competition is based primarily upon price, but is also based upon product quality and customer service. The Registrant is diversified into all marketing and production (i.e. cane and beet) phases of the refined sugar industry, but the majority of its capacity, approximately 85%, is cane sugar, with the remaining 15% being beet sugar. Thus, its operating results are influenced mostly by factors which affect the cane sugar industry.

        Cane sugar refiners operate on large volumes and small margins. Consequently, a small percentage change in sales prices or in the cost of raw materials or manufacturing costs can result in a large percentage change in income from operations.

        In today's market, the primary driver of refined sugar sales prices is the amount of beet sugar produced. A large amount of beet sugar generally means lower prices as beet producers sell their larger production by undercutting the prices of cane sugar refiners. The amount of beet sugar produced not only affects selling prices, but also affects the per unit manufacturing costs of the sugar industry. Many of the costs in the manufacturing process, whether beet or cane, are fixed and must be divided among the actual production. As volume increases or decreases, per unit manufacturing costs decrease or increase, respectively. Thus, forecasting the amount of beet sugar which will be produced is an essential element in predicting the Company's profitability.

        In addition to sales prices and per unit manufacturing costs, the other primary factor in determining operating income is the cost of raw sugar, which is by far the largest single cost of producing refined cane sugar. Raw sugar is a commodity, and while the Registrant purchases it using many different pricing methods, the price is always based in some manner on the market price of raw sugar as determined by the commodities market. Thus, its price is subject to the numerous variables that affect the price of any commodity. In general, however, the price of raw sugar is supported at an artificially high level through the sugar program portion of the U.S. Government's Farm Bill.

        Forward looking information affecting the Registrant and the sugar industry should be considered within this context.

Item 2.  Properties.

        Registrant and its wholly-owned subsidiaries own and operate three cane sugar refineries, two sugar melt and transfer facilities, five sugarbeet processing plants, a beet molasses desugarization facility, and four foodservice production facilities.

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

        Michigan Sugar Company owns and operates four sugarbeet processing plants which are located in Caro, Carrollton, Sebewaing, and Croswell, Michigan. Great Lakes Sugar Company owns and operates a sugarbeet processing plant in Fremont, Ohio and a storage facility in Findlay, Ohio. The beet molasses desugarization facility, which is owned by Registrant, is located in Fremont, Ohio.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder  Matters.

        Registrant's common stock, par value $.25 per share ("Common Stock"), is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "SFI". The following table sets forth for the periods indicated the high and low sales prices on the NYSE composite tape. The information provided has been adjusted to the nearest 1/8 and was compiled from quotations furnished by the New York Stock Exchange. Registrant has paid cash dividends on its Common Stock every year since 1924. The following information is for the twelve-month periods ended September 29, 1996 and October 1, 1995:

                 Quarter                            Dividends
                 Ended     High      Low            Paid
                 -------   ----      ---            ---------
                 12/31/95  $13.875   $11.375        $.025
                 03/31/96   13.000    10.500         .025
                 06/30/96   13.625    10.750         .025
                 09/29/96   14.000    11.250         .025
                                                    -----
                                                    $.100
                                                    =====

                 01/01/95  $14.750   $10.750        $.135
                 04/02/95   14.625    10.375         .135
                 07/02/95   11.875     9.000         .025
                 10/01/95   14.125    10.375         .025
                                                    -----
                                                    $.320
                                                    =====

            As of September 29, 1996, the following indicates the number of holders of record of equity securities:

                 Title of Class      Number of Record Holders
                 --------------      ------------------------
                 Common Stock                  2,984

Item 6.  Selected Financial Data.

            See following page.

SAVANNAH FOODS & INDUSTRIES, INC.
Summary of Operations

(In Thousands except for per share amounts and ratios)

                                                                              Fiscal Period Ended
                                                      --------------------------------------------------------------------
                                                      September 29,   October 1,    October 2,    October 3,    January 3,
                                                          1996           1995          1994        1993 (1)        1993
--------------------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE FISCAL PERIOD
   Net sales......................................... $1,146,332      $1,098,544    $1,074,367    $  818,116    $1,138,114
   Income from operations............................     21,799           7,401        19,432        11,839        49,143
   Income (loss) before change in accounting
     principle and extraordinary item................      6,943          (3,493)        5,743         1,986        27,340
   Net income (loss) (2).............................      5,972          (3,493)        5,743         2,586         9,170
   Other income statement information -
     Depreciation and amortization expense...........     27,994          28,314        28,972        19,362        23,705
     Interest expense................................     12,355          14,847        13,380        10,226        10,526
     Provision for (benefit from) income taxes.......      2,738          (2,585)        2,863         1,155        13,628
   Cash dividends declared...........................      2,624           8,396        14,169        10,627        13,890
   Capital expenditures (3)..........................      7,916          17,303        22,218        39,877        45,301
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT THE END OF THE FISCAL PERIOD
   Current assets.................................... $  180,552      $  197,802    $  198,880    $  269,990    $  371,387
   Current liabilities...............................     85,946         114,740        85,140       154,760       233,519
   Working capital...................................     94,606          83,062       113,740       115,230       137,868
   Property, plant and equipment - gross.............    406,729         436,991       421,312       407,924       355,435
   Accumulated depreciation..........................    220,183         206,100       180,810       159,111       129,306
   Total assets......................................    398,261         476,507       486,127       567,852       635,755
   Long-term debt....................................     59,754         106,864       140,224       142,078       126,464
   Stockholders' equity..............................    173,727         169,649       188,174       194,714       210,620
--------------------------------------------------------------------------------------------------------------------------
PER SHARE
   Weighted average shares outstanding...............     26,238          26,238        26,238        26,238        26,491
   Shares outstanding at end of fiscal period........     26,238          26,238        26,238        26,238        26,238
   Income (loss) per weighted average share
   outstanding -
      Income (loss) before change in accounting
        principal and extraordinary item.............   $   0.27      $    (0.13)   $     0.22    $     0.08    $     1.03
      Net income (loss)..............................       0.23           (0.13)         0.22          0.10          0.35
    Dividends declared per share.....................       0.10            0.32          0.54         0.405         0.525
    Stockholders' equity per share (4)...............       6.62            6.47          7.17          7.42          8.03
--------------------------------------------------------------------------------------------------------------------------
RATIOS
   Current assets divided by current liabilities.....       2.10            1.72          2.34          1.74          1.59
   Long-term debt divided by long-term debt
      and stockholders' equity.......................       25.6%           38.6%         42.7%         42.2%         37.5%
   Provision for (benefit from) income taxes divided
      by pre-tax income (loss).......................       28.3%           42.5%         33.3%         33.8%         33.3%

(1) During the fiscal period ended October 3, 1993, the Company changed its year end from the Sunday closest to December 31 to the Sunday closest to September 30. As a result, the fiscal period ended October 3, 1993 represents a 39 week period.

(2) The Company recorded an extraordinary item for penalties incurred on the prepayment of long-term debt during the fiscal period ended September 29, 1996. For more information, see Note 5 to the accompanying consolidated financial statements. The Company adopted FAS 109, "Accounting for Income Taxes" during the fiscal period ended October 3, 1993 and adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the fiscal period ended January 3, 1993.

(3) Includes acquisition of Reckitt & Colman, Inc. fixed assets in January 1995 totalling $1,000,000, and King Packaging Company, Inc. fixed assets in July 1993 totalling $4,757,000.

(4)    Based on shares outstanding at end of fiscal period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 1996 Highlights:

        During 1996, the Company recorded an impairment loss and other costs of $13,654,000 against "Income from operations" as discussed in Notes 2 and 11 and to the consolidated financial statements. The majority of this amount was the impairment loss of $10,280,000 on a facility the Company cannot operate profitably due to a shortage of sugarbeets and molasses. The Company also recorded an extraordinary after-tax charge in 1996 of $971,000 related to the prepayment of debt. These charges had a significant one-time negative impact on the Company's net income.

        Regarding the Company's financial position and operating results, the management of Savannah Foods has been aggressively executing the following steps.

Improving asset efficiency and strengthening the balance sheet -

            During 1996, the Company used its cash provided by operations and the cash generated by the items mentioned below to reduce total long-term debt from $113,164,000 at the end of 1995 to $61,924,000 at the end of 1996. Management has been concentrating on reducing working capital, selling non-operating and under-performing operating assets, and reinvesting in its business to increase the Company's value-added products. In this regard, the Company sold Raceland Sugars, Inc. in 1996 for $12,500,000, reduced operating working capital (working capital, excluding cash and interest bearing debt) by $11,112,000 from the end of 1995 to the end of 1996, surrendered company owned life insurance for $13,869,000, and reinvested in its business $7,916,000 of the $27,994,000 depreciation and amortization recorded in 1996.

            In addition, the Company established a Benefit Trust as discussed in Note 7 with 2,500,000 shares of treasury stock to enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements.

Streamlining the Company's cost structure -

            Management is committed to maintaining its roughly 20% share of the U.S. sugar market. To do this, the Company must remain competitive by eliminating costs which are not necessary to serve its customers.

            The debt reduction discussed above reduced interest expense in 1996 as compared to 1995 by $2,492,000. Additionally, during 1996 the Company reduced costs by $8,500,000 and took actions that are expected to reduce costs by an additional $11,500,000 in 1997. Major actions taken in 1996 were a reduction in sugar production costs of $2,650,000 compared to 1995; the sale of the Company's plane and other reductions in travel expenses which saved $960,000 in 1996 as compared to 1995; and a reduction in headcount of 109 people, or 5%.

            During 1996, the Company also modified retirement plans as discussed in Notes 8 and 9 which reduced the projected benefit obligation of its pension and SERP plans by a present value of $6,698,000 and froze the Company's compensation deferral plans.

Results of Operations:

Fiscal 1996 compared to fiscal 1995

        The Company's net income for fiscal 1996 was $5,972,000, or $.23 per share, on sales of $1,146,332,000, compared to a net loss ($3,493,000), or ($.13) per share, on sales of $1,098,544,000 for fiscal 1995. Fiscal 1996 net income includes an after-tax extraordinary charge of $971,000, or $.04 per share, for the prepayment of long-term debt. Domestic sugar sales volumes increased 5% over fiscal 1995, but overall sugar sales volume was flat as export volume decreased significantly from fiscal 1995. Domestic sugar sales prices increased 4% and average raw sugar costs decreased 2%.

        Fiscal 1996 income from operations includes three significant transactions which affect the comparability between fiscal 1996 and fiscal 1995. First, in the first quarter of 1996, the Company sold its plane resulting in a gain of $2,289,000. Second, in the second quarter of fiscal 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000 cash and recognized a loss on the sale of $3,800,000. This amount is included in the caption "Other costs" in the accompanying Consolidated Statement of Operations. After liquidation of the inventories and other working capital accounts, the Company received net proceeds of approximately $15,000,000 on the sale of Raceland. Third, in accordance with Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of, the Company recorded a non-cash charge in the fourth quarter of 1996 of $10,280,000 ($6,476,000, or $.25 per share, net of tax) for the impairment of long-lived assets located at the Company's Fremont, Ohio beet sugar manufacturing facility. A decision was made not to run the Fremont facility during fiscal 1997 due to a lack of a viable supply of sugarbeets and molasses. Future operation of the facility is dependent on an adequate supply of sugarbeets and molasses. However, the projected future cash flows from this facility are less than the carrying value of the assets; therefore, an impairment loss has been recognized. These amounts are included in the caption "Impairment of long-lived assets" in the accompanying Consolidated Statement of Operations.

        Fiscal 1996 income from operations before the above transactions was $33,590,000, up $26,189,000 from fiscal 1995. The large increase resulted from smaller domestic beet sugar production of 3.9 million tons in fiscal 1996 compared to 4.5 million tons in fiscal 1995. The reduction in beet sugar improved refined sugar selling prices and, therefore, the Company's profitability. Additionally, average raw sugar costs have decreased from fiscal 1995 which has also increased profitability.

        The Company's cane sugar divisions experienced significant domestic volume and margin increases over fiscal 1995 as the reduced domestic beet crop and increased sugar consumption provided more sales opportunities for cane refiners.

        The Company's beet sugar division benefited from the higher refined sales prices, but reported much lower operating profit due to significantly reduced sugar production. The sugarbeet crop was smaller and of lesser quality due to poor growing conditions and an insect infestation.

        Selling, general and administrative expenses decreased $1,199,000 in fiscal 1996 from fiscal 1995 despite a $1,177,000 increase in advertising costs related to the Company's new products.

        Interest expense decreased compared to fiscal 1995 as a result of lower long-term debt levels throughout the year resulting from the prepayment of the Senior Notes.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation, which the Company is required to adopt next fiscal year. Management has not decided whether the Company will adopt the accounting requirements or the alternative disclosure requirements. Management does not expect this statement to have a material impact on the Company's results of operations.


        Management expects that fiscal 1997 will be a good year for the Company because refined sugar sales margins and volumes are expected to be higher than in fiscal 1996.

Fiscal 1995 compared to fiscal 1994

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

        This rise in raw sugar costs primarily affected the cane refining divisions which, as a result, reported an operating loss for fiscal 1995. Focused selling of higher value-added sugar and non-sugar products, along with lower operating costs, helped somewhat offset the higher raw sugar costs. The cane refining division's loss also included a $1,615,000 charge for the settlement of litigation, a $1,472,000 charge for a workforce reduction, and a $1,197,000 charge related to capital projects which were not pursued because of changing business circumstances. Fiscal 1994 also included a $2,950,000 charge for the same litigation referenced above.

        The beet sugar division's sales volume decreased 3% in fiscal 1995 due to marketing allotments imposed by the U. S. Department of Agriculture which restricted the amount of sugar sold. However, higher sugar content in the beets resulted in lower processing costs per cwt., and operating income in this division increased substantially over fiscal 1994. Higher molasses and beet pulp prices also contributed to the increased earnings.

        Selling, general and administrative expenses increased 5% in fiscal 1995 from fiscal 1994 primarily due to higher advertising and selling costs.

        Interest expense increased as a result of higher interest rates on short-term borrowings for working capital.

Liquidity and Capital Resources:

        The Company maintains revolving credit facilities, as discussed below, to provide liquidity for short-term operating needs. The Company also has the ability to fund seasonal increases in inventory through borrowings from the Commodity Credit Corporation. These two sources of short-term funds provide ample liquidity to the Company to meet its operating cash requirements.

        During April 1996, the Company entered into a new revolving credit agreement aggregating $120,000,000, of which $7,500,000 was outstanding as short-term debt at year end. Under this agreement, a Standby Letter of Credit
(SLC) is drawn in favor of the Senior Note lenders. The SLC is maintained at 105% of the Senior Notes outstanding and was $26,250,000 at September 29, 1996. In connection with the execution of this agreement, the Senior Note agreement was amended to remove all of the financial ratio covenants. The remaining available balance of the revolving credit agreement of $86,250,000 is intended to meet working capital and other cash needs as they arise. All of the $120,000,000 of available facilities are committed through January 1, 2000. The Company also has available a $10,000,000 discretionary line of credit with a bank.

        Long-term debt, including the current portion, decreased $51,240,000 during fiscal 1996. The debt payments were funded with the liquidation of non-current assets discussed above and cash provided by operations. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 39% to 26%.

        At September 29, 1996, stockholders' equity was $173,727,000 compared to equity at October 1, 1995, of $169,649,000. Equity primarily increased by net income of $5,972,000, and decreased by dividends of $2,624,000.

        Fixed asset additions of $7,916,000 during fiscal 1996 were primarily made to upgrade and install packaging and production equipment. These projects are expected to benefit the Company through new packaging, increased efficiency, improved quality control, and expanded operational capabilities. The Company expects that expenditures for fixed assets in fiscal 1997, exclusive of any acquisitions, will approximate $17,000,000 and that depreciation and amortization for fiscal 1997 will be lower than that of 1996 because of the asset write-downs and disposals discussed above, and should approximate $23,000,000.

Item 8.  Financial Statements and Supplementary Data.

(a)  Financial Statements:                                 Page

     Report of Independent Accountants                       16

     Consolidated Balance Sheets at September 29, 1996
     and October 1, 1995                                     17

     Consolidated Statements of Operations for the
     fiscal years ended September 29, 1996,
     October 1, 1995, and October 2, 1994                    18

     Consolidated Statements of Changes in Stockholders'
     Equity for the fiscal years ended September 29, 1996,
     October 1, 1995, and October 2, 1994                    19

     Consolidated Statements of Cash Flows for the fiscal
     years ended September 29, 1996, October 1, 1995,
     and October 2, 1994                                     20

     Notes to Consolidated Financial Statements              21

(b) Financial Statement Schedules for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994:

     Schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                      Report of Independent Accountants


November 18, 1996

To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. and its subsidiaries at September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for the fifty-two weeks ended September 29, 1996, October 1, 1995 and October 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Atlanta, Georgia

                       SAVANNAH FOODS & INDUSTRIES, INC.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)


                                                           September 29,    October 1,
                                                               1996            1995
Assets                                                    --------------   ------------
Current assets:
  Cash and cash equivalents                                $     15,300    $     11,574
  Accounts receivable                                            76,109          66,991
  Inventories (net of LIFO reserve of $8,018 in 1996 and
    $10,460 in 1995) (Note 3)                                    83,929         103,121
  Other current assets                                            5,214          16,116
                                                           ------------    ------------
      Total current assets                                      180,552         197,802
Property, plant and equipment (Note 4)                          186,546         230,891
Other assets                                                     31,163          47,814
                                                           ------------    ------------
                                                           $    398,261    $    476,507
                                                           ============    ============
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings (Note 5)                           $      7,500    $     22,300
  Current portion of long-term debt (Note 5)                      2,170           6,300
  Trade accounts payable                                         52,701          63,259
  Other liabilities and accrued expenses                         23,575          22,881
                                                           ------------    ------------
    Total current liabilities                                    85,946         114,740
                                                           ------------    ------------
Long-term debt (Note 5)                                          59,754         106,864
                                                           ------------    ------------
Deferred employee benefits                                       78,834          85,254
                                                           ------------    ------------
Stockholders' equity (Note 7):
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued        17,365          17,365
  Capital in excess of stated value                              31,764          12,190
  Retained earnings                                             193,524         190,176
  Treasury stock, at cost (2,568,604 shares in 1996 and
    5,068,604 shares in 1995)                                   (15,849)        (31,275)
  Minimum pension liability adjustment                          (14,038)        (14,842)
  Stock held by benefit trust, at market (2,500,000 shares
    in 1996)                                                    (35,000)              -
  Other                                                          (4,039)         (3,965)
                                                           ------------    ------------
      Total stockholders' equity                                173,727         169,649
                                                           ------------    ------------
Commitments and contingencies (Note 10)                               -               -
                                                           ------------    ------------
                                                           $    398,261    $    476,507
                                                           ============    ============



(The accompanying notes are an integral part of the consolidated financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)



                                                         Fiscal Year Ended
                                          -----------------------------------------------
                                          September 29,      October 1,       October 2,
                                              1996             1995             1994
                                          -------------    -------------    -------------
Net sales                                 $   1,146,332    $   1,098,544    $   1,074,367
                                          -------------    -------------    -------------
Operating expenses:
  Cost of sales and operating expenses        1,028,218        1,002,679          969,621
  Selling, general and
    administrative expenses                      54,667           55,866           53,392
  Depreciation and amortization                  27,994           28,314           28,972
  Impairment of long-lived assets (Note 2)       10,280                -                -
  Other costs (Note 11)                           3,374            4,284            2,950
                                          -------------    -------------    -------------
                                              1,124,533        1,091,143        1,054,935
                                          -------------    -------------    -------------
Income from operations                           21,799            7,401           19,432
                                          -------------    -------------    -------------
Other income and (expenses):
  Interest and other investment income              847            1,258            2,170
  Interest expense                              (12,355)         (14,847)         (13,380)
  Other income (expense)                           (610)             110              384
                                          -------------    -------------    -------------
                                                (12,118)         (13,479)         (10,826)
                                          -------------    -------------    -------------
Income (loss) before income taxes
  and extraordinary item                          9,681           (6,078)           8,606
Provision for (benefit from)
  income taxes (Note 6)                           2,738           (2,585)           2,863
                                          -------------    -------------    -------------
Income (loss) before extraordinary
  item                                            6,943           (3,493)           5,743
Extraordinary item, net of tax (Note 5)            (971)               -                -
                                          -------------    -------------    -------------
Net income (loss)                         $       5,972    $      (3,493)   $       5,743
                                          =============    =============    =============
Per share:
  Income (loss) before
    extraordinary item                    $        0.27    $       (0.13)   $        0.22
  Extraordinary item (Note 5)                     (0.04)               -                -
                                          -------------    -------------    -------------
  Net income (loss)                       $        0.23    $       (0.13)   $        0.22
                                          =============    =============    =============

  Dividends                               $        0.10    $        0.32    $        0.54
                                          =============    =============    =============
Weighted average shares outstanding          26,238,196       26,238,196       26,238,196
                                          =============    =============    =============

(The accompanying notes are an integral part of the consolidated financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)




                                           Capital in                          Minimum
                                           Excess of                           Pension    Stock Held
                                Common      Stated     Retained    Treasury   Liability   By Benefit
                                Stock       Value      Earnings      Stock    Adjustment     Trust       Other      Total
                                --------   ---------  ---------   ----------  ----------  ----------  ---------  ---------
Balance at October 3, 1993      $ 17,365   $ 12,190   $ 210,491   $ (31,275)  $  (9,453)  $      -    $ (4,604)  $ 194,714
  Net income                                              5,743                                                      5,743
  Cash dividends declared                               (14,169)                                                   (14,169)
  Decrease in minimum pension
    liability adjustment                                                          1,243                              1,243
  Decrease in note receivable
    from employee stock
    ownership plan                                                                                         643         643
                                --------   --------   ---------   ----------  ----------  ---------   ---------  ---------
Balance at October 2, 1994        17,365     12,190     202,065     (31,275)     (8,210)          -     (3,961)    188,174
  Net loss                                               (3,493)                                                    (3,493)
  Cash dividends declared                                (8,396)                                                    (8,396)
  Increase in minimum pension
    liability adjustment                                                         (6,632)                            (6,632)
  Increase in cumulative
    translation adjustment                                                                                (425)       (425)
  Decrease in note receivable
    from employee stock
    ownership plan                                                                                         421         421
                                --------   --------   ---------   ----------  ----------  ---------   ---------  ---------
Balance at October 1, 1995        17,365     12,190     190,176     (31,275)    (14,842)          -     (3,965)    169,649
  Net income                                              5,972                                                      5,972
  Cash dividends declared                                (2,624)                                                    (2,624)
  Decrease in minimum pension
    liability adjustment                                                            804                                804
  Establish benefit trust with
    treasury stock (Note 7)                  11,449                  15,426                 (26,875)                     -
  Increase in fair market
    value of stock held by
    benefit trust (Note 7)                    8,125                                          (8,125)                     -
  Increase in cumulative
    translation adjustment                                                                                 (74)        (74)
                                --------   --------   ---------   ----------  ----------  ---------   ---------  ---------
Balance at September 29, 1996   $ 17,365   $ 31,764   $ 193,524   $ (15,849)  $ (14,038)  $ (35,000)  $ (4,039)  $ 173,727
                                ========   ========   =========   ==========  ==========  =========   =========  =========



(The accompanying notes are an integral part of the consolidated financial statements.)

                       SAVANNAH FOODS & INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                     September 29,   October 1,    October 2,
                                                         1996          1995          1994
                                                     -------------  ------------   ----------
Cash flows from operations:
  Net income (loss)                                  $    5,972    $   (3,493)   $    5,743
  Adjustments to reconcile net income (loss) to
    net cash provided by operations -
      Depreciation and amortization                      27,994        28,314        28,972
      Impairment of long-lived assets (Note 2)           10,280             -             -
      Extraordinary item, net of tax, related to
        financing activities                                971             -             -
      Provision for deferred income taxes                (5,173)         (207)       (5,283)
      Net loss on disposal of assets                      2,595           674           460
      Decreases (increases) in working capital -
        Accounts receivable                              (9,118)        8,785        11,254
        Inventories                                      20,565       (17,781)       60,299
        Other current assets                              7,924        (6,952)        2,657
        Trade accounts payable                          (10,558)        6,306       (49,457)
        Other liabilities and accrued expenses            1,110          (777)        3,373
      Other                                              (2,713)        1,122         1,431
                                                     ----------    ----------    ----------
Cash provided by operations                              49,849        15,991        59,449
                                                     ----------    ----------    ----------
Cash flows from investing activities:
  Additions to property, plant and equipment             (7,916)      (16,303)      (22,218)
  Proceeds from sale of property, plant and
    equipment                                             2,538           784         3,309
  Sale of investments                                    13,869         3,615        18,559
  Business sales and (acquisitions)                      12,500        (7,050)            -
  Use of escrowed industrial revenue bond funds
    for additions to property, plant and equipment        3,253             -         3,669
  Other                                                    (182)       (2,182)       (2,930)
                                                     ----------    ----------    ----------
Cash provided by (used for) investing activities         24,062       (21,136)          389
                                                     ----------    ----------    ----------
Cash flows from financing activities:
  (Decrease) increase in short-term borrowings          (14,800)       22,300       (26,300)
  Payments of long-term debt                            (51,240)      (28,703)       (2,632)
  Debt prepayment charge, net of tax                       (971)            -             -
  Liquidation of unused industrial revenue
    bond escrow balances                                      -         5,742             -
  Dividends paid                                         (3,280)      (11,282)      (10,627)
  Other                                                     106           226           676
                                                     ----------    ----------    ----------
Cash used for financing activities                      (70,185)      (11,717)      (38,883)
                                                     ----------    ----------    ----------
Cash flows for year                                       3,726       (16,862)       20,955
Cash and cash equivalents, beginning of year             11,574        28,436         7,481
                                                     ----------    ----------    ----------
Cash and cash equivalents, end of year               $   15,300    $   11,574    $   28,436
                                                     ==========    ==========    ==========


(The accompanying notes are an integral part of the consolidated financial statements.)

                      SAVANNAH FOODS & INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:

        Nature of operations - The Company is engaged in the production, marketing and distribution of food products, primarily refined sugar. The Company produces a complete line of bulk and liquid sugars, packaged sugar, sugar envelopes and sugar products, including edible molasses and liquid animal feeds. The Company also packages and distributes other products such as custom made meal kits, salt, pepper, artificial sweetener, non-diary creamer and certain other products which complement its sugar business. Industrial and grocery markets served by the Company are the southeastern, midwestern and eastern parts of the United States, as well as Louisiana and Texas. Products for the foodservice market are distributed throughout the United States. The Company has one primary business segment - Sugar Products.

        Fiscal year - The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1996, 1995 and 1994 each included 52 weeks.

        Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Business entities in which the Company owns 50% or less are accounted for using the equity method.

        Cash and cash equivalents - Cash and cash equivalents include all investments purchased with an original maturity of 90 days or less which have virtually no risk of loss of the principal value of the investment.

        Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for sugar, packaging materials, and certain other items. Costs for maintenance parts and other non-sugar products are determined using the first-in, first-out (FIFO) and moving average methods.

        Futures transactions and interest rate swaps - The Company uses futures, options and interest rate swaps as hedges in its inventory purchasing and cash management programs. Gains and losses on such transactions related to inventory are matched to specific inventory purchases and charged or credited to cost of sales as such inventory is sold. The net cash paid or received on interest rate swaps is included in interest expense.

        Amortization of intangibles - The Company has intangible assets included in "Other assets" aggregating $9,529,000 and $11,912,000 at September 29, 1996 and October 1, 1995, respectively. Goodwill of $5,378,000 at September 29, 1996, and $5,781,000 at October 1, 1995, is being amortized over fifteen years on a straight-line basis, and other intangible assets are being amortized over five years on a straight-line basis. Amortization expense was $2,341,000, $2,169,000 and $2,617,000 for fiscal 1996, 1995 and 1994, respectively.

        Property, plant and equipment - Property, plant and equipment is valued at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets. In general, buildings are depreciated over 20 years, machinery and equipment over 3 to 15 years and leasehold improvements over 10 years.

        Accrued expenses related to beet operations - The Company's beet processing plants are generally operated from October through February and then, from March through September, are repaired for the next processing cycle. As sugar is processed from October through February, the Company accrues estimated repair costs and other costs to be incurred in March through September and includes such costs in inventory and, as the sugar is sold, in cost of sales. In contrast, certain other sugarbeet processors capitalize such costs and include them as prepaid expenses related to the next processing cycle.

        Fair value of financial instruments - For cash, cash equivalents, accounts receivable, trade accounts payable, other liabilities and accrued expenses and short-term borrowings, the carrying amounts approximate fair value because of the short maturities of these instruments.

        Revenue recognition - The Company recognizes revenue as product is shipped.

        Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Impairment Loss:

        In the fourth quarter of fiscal 1996, the Company recorded a non-cash impairment loss of $10,280,000 ($6,476,000, or $.25 per share, net of tax) related to a write-down of the property, plant and equipment of the Company's Fremont, Ohio beet sugar facility. A decision was made in 1996 not to run the Fremont facility during fiscal 1997 due to the lack of a viable supply of sugarbeets and beet molasses. As a result, the projected future cash flows from this facility are less than the carrying value of the assets; therefore, an impairment loss has been recognized. The impaired assets include buildings and machinery and equipment used to manufacture, ship, and store refined sugar and its by-products. These assets were written down to their fair value based on the salvage value of the assets. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and is not materially different than the amount that would have been recognized under the Company's previous policies.

Note 3 - Inventories:

        A summary of inventories by method of pricing and class is as follows:


                                                 September 29,    October 1,
                                                     1996           1995
                                                 -------------    ----------
                                                        (In thousands)
            Last-in, first-out                      $35,311        $ 64,642
            First-in, first-out                       9,682           9,807
            Moving average                           29,462          28,672
            Specific identification                   9,474               -
                                                    -------        --------
                                                    $83,929        $103,121
                                                    =======        ========

            Raw materials and work-in-process       $17,693        $ 46,533
            Packaging materials, parts and supplies  20,713          26,245
            Finished goods                           36,049          30,343
            Payments related to future inventory
             purchases                                9,474               -
                                                    -------        --------
                                                    $83,929        $103,121
                                                    =======        ========

        The replacement cost of inventories exceeded reported cost by approximately $8,233,000 at September 29, 1996 and $11,101,000 at October 1, 1995. In fiscal 1994 there was a LIFO liquidation which decreased cost of goods sold by $1,762,000 and increased net income by $1,097,000, or $.04 per share.

Note 4 - Property, Plant and Equipment:

            Property, plant and equipment is summarized as follows:

                                             September 29,    October 1,
                                                 1996            1995
                                             -------------    ----------
                                                    (In thousands)
            Land                               $  7,498       $  8,143
            Buildings                            89,194         94,670
            Machinery and equipment             305,717        326,842
            Leasehold improvements                1,201          1,201
            Projects-in-process                   3,119          6,135
                                               --------       --------
                                                406,729        436,991
            Less -
             Accumulated depreciation
              and amortization                 (220,183)      (206,100)
                                               --------       --------
                                               $186,546       $230,891
                                               ========       ========

        Repairs and maintenance expense was $31,699,000, $35,241,000 and $31,584,000 for fiscal 1996, 1995 and 1994, respectively.

Note 5 - Long-term Debt, Credit Arrangements and Leases:

        Long-term debt is summarized as follows:

                                                 September 29,      October 1,
                                                     1996              1995
                                                 -------------      ----------
                                                         (In thousands)
            Senior Notes - Series A at 8.35% of
              $19,941 and $47,857, respectively,
              and Series B at 7.15% of
              $5,059 and $12,143,
              respectively                           $25,000        $ 60,000
            Long-term debt supported by revolving
              credit facilities with banks                 -          10,000
            Notes payable to banks related to
              the ESOP                                 9,815          14,100
            Industrial revenue bonds                  22,500          22,500
            Other long-term debt                       4,609           6,564
                                                     -------        --------
                                                      61,924         113,164
            Less - Current portion                    (2,170)         (6,300)
                                                     -------        --------
                                                     $59,754        $106,864
                                                     =======        ========

        The Company elected to prepay $35,000,000 of the Senior Notes in 1996. The Company incurred $971,000 (net of $570,000 income tax benefits), or $.04 per share, of related prepayment penalties which are reflected as an extraordinary item in the Consolidated Statement of Operations.

        The remaining Senior Notes are payable in amounts of $8,750,000 in fiscal 1999, $14,792,000 in fiscal 2000, and $1,458,000 in fiscal 2001. The market value of this $25,000,000 fixed rate long-term debt at September 29, 1996 is approximately $26,301,000 based on interest rates at that date.

        At September 29, 1996, the Company had $9,815,000 in notes payable related to the Employee Stock Ownership Plan (ESOP) and $22,500,000 of industrial revenue bonds. These notes and bonds carry tax-advantaged variable rates of interest equal to approximately 4.99% in 1996. The ESOP loans are payable as follows: $6,215,000 in fiscal 1998 and $3,600,000 payable in fiscal 1999 through fiscal 2001. The $22,500,000 industrial revenue bonds are payable as follows: $4,500,000 in 2000; $4,500,000 in 2001; $6,000,000 in $1,000,000
annual installments in 2002 through 2007; $3,500,000 in 2004; $2,500,000 in
$500,000 installments from 2001 through 2005; and $1,500,000 due in 2017. These bonds are secured by financing statements on project-related equipment, the cost of which approximates the bond amounts.

        On April 1, 1996, the Company entered into a $120,000,000 revolving credit facility which expires on January 1, 2000, and automatically extends by one year on each anniversary date of the agreement. In general, this facility enables the Company to borrow funds at LIBOR plus 1/2% to 3/4%, depending upon achievement of specified financial targets. The Company pays an annualized facility fee of 1/10% and an annualized fee of 1/10% of the unused portion of the facility. At September 29, 1996, $7,500,000 was outstanding as short-term debt. The Company has a Standby Letter of Credit (SLC) in favor of the Senior Note lenders drawn under the revolving credit agreement. The SLC is maintained at 105% of the Senior Notes outstanding and was $26,250,000 at September 29, 1996. In connection with the execution of this agreement, the Senior Note agreement was amended to remove all of the financial ratio covenants. As of September 29, 1996 the Company was in compliance with all of its debt covenants.

        Short-term borrowings, including borrowings under the Company's revolving credit facilities which were for temporary working capital needs, are summarized as follows:

                                                             Fiscal Year Ended
                                                 -------------------------------------------
                                                 September 29,   October 1,       October 2,
                                                     1996           1995             1994
                                                 -------------   ----------       ----------
                                                               (In thousands)
         Daily average outstanding borrowings       $39,004       $31,373          $27,953
         Daily weighted average interest rate          5.66%         6.29%            3.82%
         Maximum borrowings                         $71,980       $68,500          $62,300
         Amount outstanding at year-end             $ 7,500       $22,300          $     -

        The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure. Swaps were entered into to fix the interest rate on variable debt at rates which the Company considered attractive at the time the agreements were consummated. When the Company entered into these agreements, it compared its anticipated interest costs to other long-term borrowing sources such as private placements and other fixed rate borrowing options. The notional amounts of swaps outstanding at September 29, 1996 and October 1, 1995 were $30,000,000 and $50,000,000, respectively. The fixed rates of interest for swaps outstanding during fiscal 1996 and 1995 were 8.66% and 8.52%, respectively. These swaps expire from December 1997 to February 1998. The effective fixed rate of swapped debt instruments during fiscal 1996 and 1995 was 7.76% and 8.00%, respectively. Accordingly, the Company has realized its desired objectives in the use of these financing instruments. If the Company had canceled these agreements as of September 29, 1996, it would have been required to pay the counter-parties to the agreements an aggregate amount of $1,342,000.

        The Company has also entered into forward swap agreements for periods ranging from 1998 to 2004 which fix the rate on debt as follows: $20,000,000 in 1998-1999, $30,000,000 in 2000, $50,000,000 in 2001, $90,000,000 in 2002 and
$80,000,000 in 2003-2004. The Company entered into these agreements to fix the rate on variable rated debt intended to be borrowed during this time period. The swaps require the Company to pay fixed rates ranging from 6.5% to 7.0% against 90 day LIBOR. These transactions were entered into to protect the Company against interest rate increases and to fix future interest rates at rates the Company considers attractive. If the Company had canceled these agreements as of September 29, 1996, it would have received from the counter-parties to the agreements an aggregate amount of $734,000.

        Interest expense was $12,355,000 in fiscal 1996, $14,847,000 in fiscal 1995, and $13,380,000 in fiscal 1994. Cash payments of interest were $12,945,000 in fiscal 1996, $13,620,000 in fiscal 1995, and $12,321,000 in fiscal 1994.

        Annual maturities of long-term debt each year for the next five fiscal years are $2,170,000 in 1997, $7,894,000 in 1998, $9,440,000 in 1999,
$19,982,000 in 2000, $9,248,000 in 2001, and $13,190,000 in subsequent years through 2017.

        Lease expense related to operating leases aggregated $2,081,000, $1,552,000, and $1,887,000 in fiscal 1996, 1995 and 1994, respectively. Lease commitments on operating leases exceeding one year for fiscal 1997, 1998, 1999, 2000 and 2001 are $1,265,000, $1,245,000, $837,000, $802,000 and $564,000,
respectively.

Note 6 - Income Taxes:

        Pre-tax income for all years presented was taxed exclusively in the United States. The provision for (benefit from) income taxes is comprised of the following:


                                                             Fiscal Year Ended
                                                 -------------------------------------------
                                                 September 29,     October 1,     October 2,
                                                     1996            1995           1994
                                                 ------------      ----------     ----------
                                                               (In thousands)
         Current federal                           $6,092          $(1,515)         $8,071
         Current state                              1,249             (863)             75
         Deferred federal                          (4,357)            (271)         (4,794)
         Deferred state                              (816)              64            (489)
                                                   ------          -------          ------
         Provision for (benefit from)
            income taxes                           $2,168          $(2,585)         $2,863
                                                   ======          =======          ======

         Tax effect of change in:
            Minimum pension liability adjustment   $  507          $(4,716)         $  720
            Cumulative translation adjustment         (45)            (261)              -
                                                   ------          -------          ------
                                                   $  462          $(4,977)         $  720
                                                   ======          =======          ======

        Cash payments for income taxes amounted to $537,000, $6,637,000 and $7,504,000 for fiscal 1996, 1995 and 1994, respectively.

     Deferred income tax assets (liabilities) are comprised of the following:

                                                   September 29,   October 1,
                                                       1996          1995
                                                   -------------   ----------
                                                         (In thousands)
     Loss on impairment of long-lived assets         $ 3,906       $      -
     Depreciation                                    (21,658)       (22,854)
     Other postretirement benefits                    12,565         12,316
     Accrued pension liability                         8,796         12,769
     Deferred compensation                             7,743          6,227
     Tax benefit purchases                            (1,143)        (2,616)
     Other non-current                                 4,009            659
                                                     -------       --------
     Total net non-current asset                      14,218          6,501
                                                     -------       --------

     Other accrued expenses                            2,288            847
     Inventory                                          (243)          (411)
     Other current                                       980          1,226
                                                     -------       --------
     Total net current asset                           3,025          1,662
                                                     -------       --------
     Net deferred asset                              $17,243       $  8,163
                                                     =======       ========

     A reconciliation between the provision for (benefit from) income taxes and the amount computed by applying the U. S. federal income tax rate to income before income taxes and extraordinary item is as follows:


                                                                  Fiscal Year Ended
                                                     ------------------------------------------
                                                     September 29,     October 1,    October 2,
                                                       1996             1995           1994
                                                     -------------     ----------    ----------
                                                                    (In thousands)
     Computed "expected" tax expense (benefit)         $3,292          $(2,127)       $3,012
     Increases (reductions) in taxes
        resulting from:
        State income taxes, net of federal
          income tax benefit                              224              280          (269)
        Tax-free income earned                           (221)            (120)         (104)
        ESOP dividends                                    (17)            (254)         (506)
        Tax rate benefit of NOL carryback                (600)               -             -
        Other                                              60             (364)          730
                                                       ------          -------        ------
                                                        2,738           (2,585)        2,863
     Extraordinary item                                  (570)               -             -
                                                       ------          -------        ------
     Provision for (benefit from) income taxes         $2,168          $(2,585)       $2,863
                                                       ======          =======        ======

Note 7 - Stockholders' Equity:

     The Certificate of Incorporation of the Company, as amended, authorizes a class of preferred stock to consist of up to 1,000,000 shares of $.50 par value stock. The Board of Directors can determine the characteristics of the preferred stock without further stockholder approval.

     During fiscal 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The Trust will enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The shares may be sold at the Company's discretion, until March 31, 2011. However, the shares do not have to be sold. Proceeds from the sales, if any, will be used to fund eligible employee benefits. The employee benefits payable from the Trust are primarily included in the $78,834,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for shareholder voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

     To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust". "Capital in excess of stated value" was increased for the difference of $11,449,000 between the cost of the shares and their fair value. Each quarter, "Stock held by benefit trust" is adjusted to the fair market value of the shares held in the Trust, and an adjustment for the same amount is made to "Capital in excess of stated value". At September 29, 1996, the market value of the stock was $14.00 per share. Total stockholders' equity will increase as the shares are sold from the Trust.

     Effective April 23, 1996, the Company entered into a one-year employment agreement with the Chairman of the Board of Directors of the Company. The employment agreement grants an option to purchase from the Company 100,000 shares of the Company's common stock at the price of $11.00 per share. The option price coincided with the market price of the Company's common stock on the date the options were granted. The options are exercisable until April 24, 2001. None of the options have yet been exercised.

Note 8 - Pension Plans:

     Substantially all employees and retirees of the Company are covered by noncontributory defined benefit pension plans. The Company also provides supplemental pension benefits to certain retired employees. The supplemental pension benefits are determined annually by the Board of Directors.

     The Company's largest defined benefit plan provides employees a retirement benefit based on a percentage of their final three year average pay. Effective July 1, 1996, this percentage of final pay was modified, and provisions to reduce pension benefits for early retirement were incorporated into this plan. These modifications, along with some other minor changes, reduced the "projected benefit obligation" at September 29, 1996 by $3,009,000.

     Benefits under the noncontributory defined benefit pension plans for bargaining employees are primarily based on years of service.

     The Company's contribution policy for all pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act. At September 29, 1996, the assets of these plans are invested primarily in cash equivalents and commingled institutional stock and bond funds.

     The following table sets forth the status of the Company's qualified defined benefit pension plans and the pertinent assumptions used in computing this information as of the end of each respective year:

                                             September 29,         October 1,
                                                  1996                1995
                                             -------------         ----------
                                                       (In thousands)
Actuarial present value of benefit
   obligation based on current
   compensation:
     Vested                                    $(80,235)           $(78,364)
     Nonvested                                   (6,216)             (6,927)
                                               --------            --------
Accumulated benefit obligation                  (86,451)            (85,291)
Increase in present value of benefit
   obligation to reflect projected
   compensation increases                        (4,846)             (7,524)
                                               --------            --------
Projected benefit obligation                    (91,297)            (92,815)
Plan assets at fair value                        72,533              62,852
                                               --------            --------
Projected benefit obligation
   in excess of plan assets                     (18,764)            (29,963)
Unrecognized prior service cost                    (193)              3,386
Unrecognized net loss                            29,810              31,876
Unrecognized net asset at transition             (1,276)             (2,352)
Adjustment required to recognize
   minimum liability                            (23,495)            (25,386)
                                               --------            --------
Pension liability included in
   "Deferred employee benefits"                $(13,918)           $(22,439)
                                               ========            ========

Actuarial assumptions:
   Discount rate                                    7.5%               7.5%
   Projected salary increases                       4.5%               4.5%

     Pension expense and the assumed rate of return on plan assets used to calculate it are summarized as follows:


                                          Fiscal Year Ended
                                    ------------------------------------
                                    September 29, October 1, October 2,
                                        1996        1995      1994
                                    ------------- ---------- -----------
                                           (In thousands)
Costs related to services provided
  by employees during the year          $2,070     $2,250      $2,401
Interest cost on projected benefit
  obligation                             6,874      6,601       6,274
Actual gain on plan assets              (5,939)    (6,390)     (1,172)
Net amortization and deferrals             659        437      (4,564)
                                        ------     ------      ------
Pension expense related to defined
  benefit plans                          3,664      2,898       2,939
Supplemental pension benefits              205        190         126
                                        ------     ------      ------
  Total pension expense                 $3,869     $3,088      $3,065
                                        ======     ======      ======


Actuarial assumption:
  Expected long-term rate of
     return on plan assets                 9.5%       9.5%       9.5%



     The Company has an unqualified Supplemental Executive Retirement Plan
(SERP) which it amended in 1996 by freezing the years of credited service for participants as of June 30, 1996. This modification reduced the "projected benefit obligation" at September 29, 1996 by $3,689,000. The actuarially determined expense related to the SERP is summarized as follows:

                                                Fiscal Year Ended
                                       -----------------------------------
                                       September 29, October 1, October 2,
                                           1996       1995        1994
                                       ------------  ---------- ----------
                                                 (In thousands)
Costs related to services provided
   by employees during the year         $  316        $  283     $  285
Interests cost on projected benefit
   obligation                              928           912        781
Net amortization and deferrals             203           169        189
Net curtailment gain                      (189)            -          -
                                        ------        ------     ------
Total pension expense related to
  SERP plan                             $1,258        $1,364     $1,255
                                        ======        ======     ======

     The table below summarizes the status of the SERP plan and the pertinent assumptions used in computing this information at the end of each respective year:

                                             September 29,   October 1,
                                                  1996          1995
                                             -------------   ----------
                                                    (In thousands)
     Actuarial present value of benefit
       obligation based on current
       compensation:
          Vested                               $ (7,770)      $(11,097)
          Nonvested                                (648)          (917)
                                               --------       --------
     Accumulated benefit obligation              (8,418)       (12,014)
     Increase in present value of benefit
       obligation to reflect projected
       compensation increases                    (2,613)          (850)
                                               --------       --------
     Projected benefit obligation               (11,031)       (12,864)
     Unrecognized prior service cost                  -            197
     Unrecognized net loss                          700          2,893
     Unrecognized net obligation at
       transition                                     -             70
     Adjustment required to recognize
       minimum liability                           (273)        (2,310)
                                               --------       --------
     Pension liability included in
       "Deferred employee benefits"            $(10,604)      $(12,014)
                                               ========       ========


     Actuarial assumptions:
       Discount rate                                7.5%           7.5%
       Projected salary increases                   4.5%           4.5%

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded an additional minimum liability at September 29, 1996 and at October 1, 1995 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued (prepaid) pension expense for its pension and SERP plans. The additional liability has been offset by an intangible asset which is included in "Other assets" to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded net of the related deferred tax benefit as a reduction of stockholders' equity of $14,038,000 at September 29, 1996 and $14,842,000 at October 1, 1995.

Note 9 - Other Retirement and Benefit Plans:

     The Company has a deferred compensation program, which it modified in 1996. This program allowed directors and certain management employees to defer their compensation and earn a guaranteed interest rate on the deferred amounts. In effect, such amounts deferred are unsecured loans to the Company. The deferred salaries
                                      32
and interest at the market rate are accrued as incurred. Interest above the market rate is accrued over the vesting period. The expense related to the Company's deferral plan was $2,523,000 in 1996, $2,320,000 in 1995, and
$1,915,000 in 1994.

        The 1996 amendment terminated all additional employee deferrals effective June 30, 1996. The nonemployee directors' deferral plan was also modified to reduce the guaranteed rate of interest on amounts deferred to 8%, and then to the prime rate in effect each January 1. The effect of this amendment is estimated to have reduced the present value of the payments which ultimately will be paid to the directors under the plan by $2,600,000.

     As consideration for the reduction in the interest rate on the directors' deferred compensation, a Supplemental Share Unit Plan (the "Plan") was established for nonemployee directors. The Plan granted a number of Share Units (a Share Unit is the equivalent of one share of Company common stock) to each nonemployee director equal to one-half of the director's deferred compensation account balance as of June 30, 1996 divided by a price of $11.00 per Share Unit. These Share Units fully vested on June 30, 1996 and the value of each unit is adjusted upward or downward based on the highest daily closing price of the Company's common stock during the preceding twelve month period. At retirement from the Board of Directors, each nonemployee director will receive, in cash, the value of the Share Units in their deferral account. During 1996, the Company expensed $1,563,000 related to this plan. Future expenses related to this plan will only be incurred as the Company's stock price increases.

     The Company has included in "Deferred employee benefits" $20,524,000 at September 29, 1996 and $17,694,000 at October 1, 1995 to reflect its liability under its deferred compensation programs. Payments required to be made to participants in these programs for the next five fiscal years are approximately $1,460,000 in 1997, $1,460,000 in 1998, $1,555,000 in 1999, $1,878,000 in 2000
and $2,706,000 in 2001.

     The Company sponsors 401(k) plans in which substantially all non-bargaining employees and certain bargaining unit employees are eligible to participate. These plans allow eligible employees to save a portion of their salary on a pre-tax basis. The Company makes monthly contributions to these plans which aggregated $449,000, $437,000 and $408,000 in fiscal 1996, 1995 and 1994, respectively.

     The Company also sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. The cost of postretirement health care and life insurance benefits is summarized as follows:


                                                   Fiscal Year Ended
                                           -----------------------------------
                                           September 29, October 1, October 2,
                                               1996         1995       1994
                                           ------------- ---------- ----------
                                                     (In thousands)
     Costs related to services provided by
       employees during the year             $  520       $  476    $  669
     Interest cost on accumulated benefit
       obligation                             2,408        2,447     2,369
                                             ------       ------    ------
     Total postretirement benefit expense    $2,928       $2,923    $3,038
                                             ======       ======    ======

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, and the pertinent assumptions used to compute this information are as follows:

                                           September 29,    October 1,
                                               1996            1995
                                           -------------    ----------
                                                (In thousands)
     Accumulated postretirement benefit
       obligation:
          Retirees                           $(20,594)      $(20,473)
          Active participants                 (11,865)       (11,634)
                                             --------       --------
     Accumulated benefit obligation           (32,459)       (32,107)
     Unrecognized net gain                     (1,329)        (1,000)
                                             --------       --------
     Accrued postretirement benefit
       obligation included in
       "Deferred employee benefits"          $(33,788)      $(33,107)
                                             ========       ========

     Actuarial assumptions:
       Discount rate                              7.5%           7.5%
       Health care cost trend rate -
          Fiscal 1996                               -            7.5%
          Fiscal 1997 - 1999                      7.5%           7.5%
          Fiscal 2000 - 2004                      6.0%           6.0%
          Thereafter                              5.0%           5.0%

Increasing the health care cost trend rate assumption by one percentage point would have increased the accumulated postretirement benefit obligation as of September 29, 1996 by approximately $1,983,000 and would have increased postretirement benefit expense by approximately $221,000 in fiscal 1996.

     The Company also sponsors an Employee Stock Ownership Plan (ESOP). Substantially all non-bargaining employees participate and receive shares in their account at the discretion of the Board of Directors. Expenses related to this plan have been immaterial in 1996, 1995, and 1994.

Note 10 - Commitments and Contingencies:

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

     The Company is exposed to loss in the event of non-performance by the other party to the interest rate swap agreements discussed in Note 5. However, the Company does not anticipate non-performance by the counter-parties to the transactions.

     As of the end of fiscal 1996, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to amounts previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

Note 11 - Quarterly Financial Information (Unaudited):

     Unaudited quarterly financial information for fiscal 1996 and 1995 is as follows:

                                First          Second    Third        Fourth
                               Quarter         Quarter   Quarter      Quarter
                               -------         -------   -------      -------
                                 (In thousands except for per share amounts)
Fiscal 1996
Net sales                     $304,409       $250,804   $287,462      $303,657
Gross profit                    27,937         24,951     31,151        34,075
Impairment loss                      -              -          -       (10,280)
Other costs                      1,525         (3,800)         -        (1,099)
Income from operations           8,550            162     10,906         2,181

Income (loss) before
 extraordinary item              3,543         (2,043)     4,726           717
  Per share                        .14           (.08)       .18           .03

Net income (loss)                3,543         (2,043)     4,028           444
  Per share                        .14           (.08)       .15           .02

Fiscal 1995

Net sales                     $282,477       $253,377   $275,554      $287,136
Gross profit                    28,848         20,907     20,472        25,638
Other costs                          -              -          -        (4,284)
Income (loss) from operations    8,428            299        199        (1,525)

Net income (loss)                3,618         (1,927)    (2,428)       (2,756)
  Per share                        .14           (.07)      (.10)         (.10)



"Other costs" included above and in the Consolidated Statements of Operations includes the following:

                                  First        Second    Third         Fourth
                                  Quarter      Quarter   Quarter       Quarter
Fiscal 1996                       -------      -------   -------       -------
Net gain (loss) on asset disposals $1,525      $(3,800)  $     -       $  (376)
Cost of workforce reduction             -            -         -          (723)
                                   ------      -------   -------       -------
Other costs                        $1,525      $(3,800)  $     -       $(1,099)
                                   ======      =======   =======       =======
Fiscal 1995

Net loss on asset disposals                                            $(1,197)
Litigation settlement                                                   (1,615)
Cost of workforce reduction                                             (1,472)
                                                                       -------
Other costs                                                            $(4,284)
                                                                       =======


     A $1,514,000 net gain on the disposal of assets in the first quarter of fiscal 1996 has been reclassified to income from operations from other income (expense), where it was shown in the first quarter 10-Q.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Previous independent accountants

     On October 17, 1996, the Registrant notified Price Waterhouse LLP that it would be dismissed as the Registrant's independent accountants upon completion of its audit of the consolidated financial statements as of and for the fiscal year ended September 29, 1996. This audit was completed on November 18, 1996.

     The reports of Price Waterhouse LLP on the consolidated financial statements of the Registrant as of and for the fiscal years ended September 29, 1996 and October 1, 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     The Registrant's Audit Committee and Board of Directors made and approved the decision to change independent accountants.

     In connection with its audits for the fiscal years ended September 29, 1996 and October 1, 1995 and through November 18, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

     During the fiscal years ended September 29, 1996 and October 1, 1995 and through November 18, 1996, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The Registrant has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. Copies of such letters, one dated October 22, 1996 and one dated November 18, 1996 were filed as Exhibits 16-1 to two Form 8-K's filed with the SEC. The Form 8-K's were dated October 17, 1996 and November 18, 1996, respectively.

(b)  New independent accountants

     The Registrant engaged Arthur Andersen LLP as its new independent accountants as of December 16, 1996. During the fiscal years ended September 29, 1996 and October 1, 1995 and through December 16, 1996, the Registrant has not consulted with Arthur Andersen LLP on items which (1) were or should have been subject to SAS 50 (Reports on the Application of Accounting Principles) or (2) concerned the subject matter of a disagreement or reportable event with the former independent accountants, (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.

     The information relating to the Directors of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section, pages 4 through 7, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 20, 1997, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 ("1997 Proxy Statement"). The information relating to the Executive Officers of the Company is incorporated by reference from the "MANAGEMENT OF SAVANNAH FOODS & INDUSTRIES, INC." section, page 8, of the 1997 Proxy Statement. The information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" section, page 19, of the 1997
Proxy Statement.

Item ll.  Executive Compensation.

     The information relating to executive compensation is incorporated by reference from the "EXECUTIVE COMPENSATION" section, pages 9 and 10, the "BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" section, pages 14 through 16, the "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" section, pages 11 and 12, the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, and the performance graph, page 13, of the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information relating to the security ownership of certain beneficial owners and management is incorporated by reference from the "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section, pages 2 and 3, of the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated by reference from the "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" section, page 14, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" section, page 12, of the 1997 Proxy Statement.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2):     See index of Financial Statements, Item 8(a) and 8(b),
                    page 15.

(a)(3) Exhibits:

Page        Exhibit
No.         Number         Description
----        -------        -----------
            3-1            Articles  of Incorporation, as amended, is hereby
                           incorporated by reference to Commission File No.
                           1-11420 on Form 10-K for the year ended January 3,
                           1993 as Exhibit 3-1.

            3-2 By-Laws, as amended, are hereby incorporated by reference to Commission File No. 1-11420 on Form
                           10-K for the year ended October 1, 1995 as Exhibit
                           3-3.

            4-1            Credit Agreement, dated as of April 1, 1996, among
                           Savannah Foods & Industries, Inc., as the borrower, the banks listed therein, and Wachovia Bank of Georgia, N.A., as agent is hereby incorporated by reference to Commission File No. 1-11420 on Form
                           10-Q for the quarter ended March 31, 1996 as Exhibit
                           4-1.

            4-2 Note Agreements, dated as of September 1, 1992, between Savannah Foods & Industries, Inc., as borrower, and the lenders named therein, consisting of $50,000,000 8.35% Series A Senior Notes due
                           November 1, 2002 and $20,000,000 7.15% Series B
                           Senior Notes due November 1, 2002 is hereby incorporated by reference to Commission File No.
                           1-11420 on Form 10-K for the year ended October 2, 1994 as Exhibit 4-2.

            4-3            Third Amendment to Note Agreements, dated as of
                           March 29, 1996, by and among Savannah Foods &
                           Industries, Inc., as borrower, and the lenders named therein, consisting of $50,000,000 8.35% Series A
                           Senior Notes due November 1, 2002 and $20,000,000
                           7.15% Series B Senior Notes due November 1, 2002 is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-Q for the quarter ended March 31, 1996 as Exhibit 4-2.

            4-4            In reliance upon Item 601(b) (4) (iii) of Regulation
                           S-K, various instruments defining the rights of holders of long-term debt of Registrant are not being filed herewith because the total of securities authorized under each such instrument does not exceed
                           10% of the total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

            10-4*          Amendment No. 2 to the Supplemental Executive
                           Retirement Plan.

            10-5* Deferred Compensation Plan for Key Employees, as amended and restated, is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-4.

            10-6*          Amendment No. 1 to the Deferred Compensation Plan for
                           Key Employees is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-5.

            10-7*          Amendment No. 2 to the Deferred Compensation Plan for
                           Key Employees is hereby incorporated by



                           reference to Commission File No. 1-11420 on Form 10-K for the year ended October 2, 1994 as Exhibit 10-6.

            10-8*          Deferred  Compensation Plan for Directors of Savannah
                           Foods & Industries, Inc. as amended and restated.

            10-9*          Savannah Foods & Industries, Inc. Non-Employee
                           Directors' Compensation Plan.

            10-10*         Savannah Foods & Industries, Inc. Non-Employee
                           Directors' Supplemental Share Unit Plan.

            10-11*         Employment Agreements with all other Executive
                           Officers of the Company are incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended January 1, 1989 as
                           Exhibit 10-7.

            10-12* Employment Agreement - W. W. Sprague, III is incorporated by reference to Commission File No.
                           1-11420 filed on Form 10-K for the year ended
                           December 29, 1991 as Exhibit 10-8.

            10-13* Employment Agreement - David H. Roche is incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended October 1, 1995 as
                           Exhibit 10-9.

            10-14*         Employment Agreement - R. Eugene Cartledge

            16-1 Letters re: change in certifying accountant are incorporated by reference to Commission File No.
                           1-11420 filed on Form 8-K dated October 17, 1996 as Exhibit 16-1 and by reference to Commission
                           File No. 1-11420 filed on Form 8-K dated
                           November 18, 1996 as Exhibit 16-1.

            21-1           Subsidiaries of Registrant

            23-1           Consent of Independent Accountants

            27-1           Financial Data Schedules (for SEC use only).

*  Indicates exhibits which are management contracts or compensatory agreements.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the last quarter covered by this Form 10-K. However, since September 29, 1996 the Registrant has filed three Form 8-K's related to the dismissal of Price Waterhouse LLP as independent accountants and the engagement of Arthur Andersen LLP as independent accountants. The Form 8-K's were dated October 17, 1996, November 18, 1996 and December 16, 1996.

(c)  See (a) (3) Exhibits above.

(d)  Not applicable.

                                  UNDERTAKINGS


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 Number 2-94678, Employee Retirement Savings Account Plan (filed December 22, 1984 as amended on October 18, 1994).

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

                                   SAVANNAH FOODS & INDUSTRIES, INC.



Dated: December 16, 1996           By: /s/William W. Sprague, III
       -----------------               ---------------------------
                                       William W. Sprague, III
                                       President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated:



/S/William W. Sprague, III    President and                December 16, 1996
--------------------------    Chief Executive Officer
William W. Sprague, III       and Director



/S/Gregory H. Smith           Senior Vice President        December 16, 1996
-------------------           Chief Financial Officer
Gregory H. Smith              and Treasurer (PRINCIPAL
                              FINANCIAL AND PRINCIPAL
                              ACCOUNTING OFFICER)



/S/F. Sprague Exley           Senior Vice President -      December 16, 1996
--------------------          Human Resources and
F. Sprague Exley              Administration
                              and Assistant Secretary
                              and Director



/S/R. Eugene Cartledge        Chairman of the Board        December 16, 1996
----------------------        of Directors
R. Eugene Cartledge


/S/W. Waldo Bradley           Director                     December 16, 1996
-------------------
W. Waldo Bradley


/S/John D. Carswell           Director                     December 16, 1996
-------------------
John D. Carswell


/S/Hugh M. Tarbutton          Director                     December 16, 1996
--------------------
Hugh M. Tarbutton


/S/Arthur Gignilliat, Jr.     Director                     December 16, 1996
-------------------------
Arthur Gignilliat, Jr.


/S/Robert L. Harrison         Director                     December 16, 1996
---------------------
Robert L. Harrison
