Form 10-Q
period 1996-12-29
SAVANNAH FOODS & INDUSTRIES INC
filed 1997-02-07
CIK 86941

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended     December 29, 1996
                                          -------------------------

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                              ------------  -------

                     Commission file number        1-11420
                                           ------------------------


                      SAVANNAH FOODS & INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

           Delaware                                            58-1089367
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   P.O. Box 339, Savannah, Georgia                                31402
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (912) 234-1261
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

As of December 29, 1996 there were 28,738,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding for shareholder voting purposes. This amount includes 2,500,000 shares held by the Registrant's Benefit Trust, which are not considered outstanding for earnings per share calculations.

The exhibit index is located on page 12 of this filing.

                      SAVANNAH FOODS & INDUSTRIES, INC.
                                    INDEX


Part I.          FINANCIAL INFORMATION:                                        Page
                                                                               ----
                 Item 1.  Financial Statements:

                 Consolidated Balance Sheets at
                         December 29, 1996 and September 29, 1996                3

                 Consolidated Statements of Operations
                         for the 13 weeks ended December 29, 1996
                         and December 31, 1995                                   4

                 Consolidated Statements of Cash Flows
                         for the 13 weeks ended December 29, 1996
                         and December 31, 1995                                   5

                 Notes to Consolidated Financial Statements                      6

                 Item 2. Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                           8


Part II.        OTHER INFORMATION:

                Item 5. Other Information - Statement on
                        Business Risks and Forward Looking
                        Information                                            11

                Item 6. Exhibits and Reports on Form 8-K                       12

                Signatures                                                     13

                Exhibit 10-1 Short-term Incentive Compensation
                        Program                                                14

                Exhibit 27-1 Financial Data Schedule                           15

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      Savannah Foods & Industries, Inc.
                         Consolidated Balance Sheets
           (In thousands except for shares and per share amounts)
                                 (Unaudited)



                                                              December 29,     September 29
                                                                  1996             1996
                                                              ------------     ------------
Assets

Current assets:
  Cash and cash equivalents                                   $      9,068      $    15,300
  Accounts receivable                                               67,263           76,109
  Inventories (net of LIFO reserve of $7,597 in fiscal
    1997 and $8,018 in fiscal 1996) (Note 2)                       186,095           83,929
  Other current assets                                               5,666            5,214
                                                              ------------      -----------
      Total current assets                                         268,092          180,552
Property, plant and equipment (net of accumulated
  depreciation of $222,652 in fiscal 1997 and
  $220,183 in fiscal 1996)                                         181,864          186,546
Other assets                                                        30,739           31,163
                                                              ------------      -----------
                                                              $    480,695      $   398,261
                                                              ============      ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                                       $     28,000      $     7,500
  Current portion of long-term debt                                  2,189            2,170
  Trade accounts payable                                            91,084           52,701
  Accrued expenses related to beet operations                       19,240                0
  Other liabilities and accrued expenses                            20,688           23,575
                                                              ------------      -----------
    Total current liabilities                                      161,201           85,946
                                                              ------------      -----------
Long-term debt                                                      59,111           59,754
                                                              ------------      -----------
Deferred employee benefits                                          78,180           78,834
                                                              ------------      -----------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued           17,365           17,365
  Capital in excess of stated value                                 31,764           31,764
  Retained earnings                                                202,016          193,524
  Treasury stock, at cost (2,568,604 shares                        (15,849)         (15,849)
  Minimum pension liability adjustment                             (14,038)         (14,038)
  Stock held by benefit trust, at market (2,500,000 shares)        (35,000)         (35,000)
  Other                                                             (4,055)          (4,039)
                                                              ------------      -----------
      Total stockholders' equity                                   182,203          173,727
                                                              ------------      -----------
Commitments and contingencies (Note 3)
                                                              ------------      -----------
                                                              $    480,695      $   398,261
                                                              ============      ===========

(The accompanying notes are an integral part of the consolidated financial statements.)

                      Savannah Foods & Industries, Inc.
                    Consolidated Statements of Operations
            (In thousands except for shares and per share amounts)
                                 (Unaudited)


                                                  For the Quarter Ended
                                              ------------------------------
                                              December 29,      December 31,
                                                  1996              1995
                                              ------------      ------------
Net sales                                     $    303,121      $    304,409
                                              ------------      ------------
Operating expenses:
  Cost of sales and operating expenses             265,469           274,958
  Selling, general and
    administrative expenses                         15,000            13,785
  Depreciation and amortization                      6,244             7,116
                                              ------------      ------------
                                                   286,713           295,859
                                              ------------      ------------

Income from operations                              16,408             8,550
                                              ------------      ------------
Other income and (expenses):
  Interest and other investment income                 180               236
  Interest expense                                  (1,960)           (3,359)
  Other income (expense)                              (108)               23
                                              ------------      ------------
                                                    (1,888)           (3,100)
                                              ------------      ------------
Income before income taxes                          14,520             5,450
Provision for income taxes                          (5,372)           (1,907)
                                              ------------      ------------
Net income                                    $      9,148      $      3,543
                                              ============      ============
Per share:

  Net income                                  $       0.35      $       0.14
                                              ============      ============
  Dividends                                   $      0.025      $      0.025
                                              ============      ============
Weighted average shares outstanding             26,238,196        26,238,196
                                              ============      ============


(The accompanying notes are an integral part of the consolidated financial statements.)

                      Savannah Foods & Industries, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                              For the Quarter Ended
                                                            --------------------------
                                                            December 29,  December 31,
                                                               1996           1995
                                                            ------------  ------------
                                                            (In thousands of dollars)
Cash flows from operations:
  Net income                                                $   9,148      $    3,543
  Adjustments to reconcile net income to
    net cash provided by operations -
      Depreciation and amortization                             6,244           7,116
      Net loss (gain) on disposal of assets                       216          (1,536)
      Decreases (increases) in working capital -
        Accounts receivable                                     8,846           5,387
        Inventories                                          (102,166)       (110,634)
        Other current assets                                     (452)          3,488
        Trade accounts payable                                 38,383          40,574
        Accrued expenses related to beet operations            19,240          23,850
        Other liabilities and accrued expenses                 (2,887)            545
      Other                                                      (644)            879
                                                            ---------      ----------
Cash used for operations                                      (24,072)        (26,788)
                                                            ---------      ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                   (1,296)         (2,014)
  Proceeds from sale of property, plant and
    equipment                                                     110           2,417
  Use of escrowed industrial revenue bond funds
    for additions to property, plant and equipment                  0           2,862
  Other                                                            15            (247)
                                                            ---------      ----------
Cash (used for) provided by investing activities               (1,171)          3,018
                                                            ---------      ----------
Cash flows from financing activities:
  Increase in short-term borrowings                            20,500          22,770
  Payments of long-term debt                                     (624)           (603)
  Dividends paid                                                 (656)         (1,312)
  Other                                                          (209)           (117)
                                                            ---------      ----------
Cash provided by financing activities                          19,011          20,738
                                                            ---------      ----------
Cash flows for period                                          (6,232)         (3,032)
Cash and cash equivalents, beginning of period                 15,300          11,574
                                                            ---------      ----------
Cash and cash eqivalents, end of period                     $   9,068      $    8,542
                                                            =========      ==========

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

(2)     A summary of inventories by class is as follows:


                                                               December 29,            September 29,
                                                                  1996                     1996
                                                               ------------            -------------
                                                                     (In thousands of dollars)
         Raw materials and work-in-process                      $ 72,510                 $ 17,693
         Packaging materials, parts and supplies                  18,385                   20,713
         Finished goods                                           95,200                   36,049
         Payments related to future inventory
           purchases                                                   -                    9,474
                                                                --------                 --------
                                                                $186,095                 $ 83,929
                                                                ========                 ========

(3)     Commitments and Contingencies:

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

        As of December 29, 1996, approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the

        Company, therefore, is not entitled to amounts previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

        The Company's net income for the quarter ended December 29, 1996 was $9,148,000, or $.35 per share, compared to net income of $3,543,000, or $.14 per share, for the quarter ended December 31, 1995.

        Income from operations improved significantly from the prior year due to increased operating profits in the cane sugar division. Volumes and margins for cane refiners continue to be favorably impacted by reduced national beet sugar production. At approximately 4 million tons, production from the 1996 beet crop is about level with that from the 1995 beet crop, which was down about 600,000 tons, or 13%, from the 1994 beet crop's record production. Over the same two years, domestic consumption of sugar increased by about 560,000 tons. With less beet sugar on the market and increased consumption, cane sugar volume has expanded to meet the overall demand for refined sugar. Refined sugar selling prices have risen as a result of the tightened supply. Also, average raw sugar spot prices have fallen compared to the first quarter of fiscal 1996. Reduced raw sugar costs and increases in selling prices resulted in higher cane sugar margins for the first quarter of fiscal 1997.

        Operating profits in the Company's beet sugar division were down slightly from the first quarter of fiscal 1996 as significantly lower volumes offset the effects of higher selling prices. Although the quality of the 1996 sugarbeet crop is better than that of the 1995 crop, resulting in more sugar produced per ton of beets sliced, the total acreage planted was less and resulted in fewer beets to process and lower refined sugar production. As a consequence of reduced acreage in Ohio, the Company suspended operations at its Fremont, Ohio sugarbeet processing and molasses desugarization facility for fiscal 1997. In the fourth quarter of fiscal 1996, the Company recorded an asset write-down of $10 million to reflect the reduction in value of this facility.

        The Company is investing $4,000,000 in fiscal 1997 in beet receiving stations in Michigan to enhance the ability of farmers to deliver sugarbeets to the Company. This investment, along with the improvement in sugar prices and corresponding returns to the Company's growers, is expected to result in an increase in the beet division's sugarbeet supply for the coming crop year.

        The Company's consolidated net sales for the first quarter of fiscal 1997 are slightly lower than net sales for the first quarter of fiscal 1996. Higher net sales in the cane sugar division were offset by lower net sales in the beet sugar division and the loss of $13,000,000 in sales of the Company's raw sugar mill, which was sold in fiscal 1996.

        Selling, general and administrative expenses are up $1,215,000, or 9%, for the quarter primarily due to higher advertising expenditures designed to maintain the strong brand recognition of Dixie Crystals(R) and to expand sales of new products.

        Depreciation and amortization expense is down $872,000, or 12%, for the quarter. Depreciation decreased due to asset sales and write-downs in fiscal 1996.

        Interest expense is down $1,399,000, or 42%, for the quarter compared to the prior year due to lower average outstanding debt. Average short-term debt was down about $8,000,000, and average long-term debt was down about $51,000,000 compared to the first quarter of last year.

        The profit outlook for the remainder of fiscal 1997 is good. The Company should continue to realize the benefits of both higher volumes and improved margins in the cane sugar division.

Liquidity and Capital Resources

        For the first quarter of fiscal 1997, net income, before noncash charges and credits, generated $15,608,000 of cash, an increase of $6,485,000 over the first quarter of fiscal 1996. Most of this increase was attributable to higher net income in fiscal 1997. This cash, along with cash from short-term borrowings and other sources, was used primarily to fund a seasonal increase in the Company's investment in inventory (inventory, net of trade accounts payable and accrued expenses related to beet operations). The investment in inventory increased $44,543,000 from September 29, 1996 primarily as a result of the sugarbeet processing campaign in the Company's beet sugar division. This division typically processes sugarbeets from October to February and builds inventory levels as a result.

        The Company maintains a $120,000,000 Revolving Credit Facility, of which $93,750,000 is available to provide liquidity for temporary working capital needs. The Company also has the ability to fund seasonal increases in beet sugar inventory through borrowings from the Commodity Credit Corporation. These sources of short-term funds, along with cash generated by the Company's operations, provide ample liquidity to meet the Company's operating cash requirements.

        Since September 29, 1996, long-term debt, including the current portion, decreased $624,000 due to normal scheduled payments. Stockholders' equity increased primarily by earnings of $9,148,000 and decreased by dividends of $656,000. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 26% at September 29, 1996 to 24% at December 29, 1996.

        Fixed asset additions during the quarter ended December 29, 1996 were $1,296,000 compared to depreciation for the same period of $5,652,000. The Company anticipates that fixed asset additions will approximate $17,000,000 in fiscal 1997. Major projects include the development of new sugarbeet receiving stations in Michigan and replacement and upgrade of packaging and production equipment. The investment in sugarbeet receiving stations is planned to assist in maintaining and expanding sugarbeet acreage. The other expenditures are expected to benefit the Company through new packaging, increased efficiency, improved quality control and expanded operational capabilities.

                         PART II.  OTHER INFORMATION

Item 5.   Other Information - Statement on Business Risks and
        Forward Looking Information

        Savannah Foods & Industries, Inc. periodically makes statements which could be considered forward looking. Accordingly, we believe it is appropriate to outline several key factors which impact the Company's future performance.

        All phases of the Company's business are very competitive with the primary competitors being other sugar cane refiners and beet sugar processors. Because sugar is a commodity, competition is based primarily upon price, but is also based upon product quality and customer service. The Company is diversified into all marketing and production (i.e. cane and beet) phases of the refined sugar industry, but the majority of its capacity, approximately 85%, is cane sugar, with the remaining 15% being beet sugar. Thus, its operating results are influenced primarily by factors which affect the cane sugar industry.

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

        In addition to sales prices and per unit manufacturing costs, the other primary factor in determining operating income is the cost of raw sugar, which is the largest single cost of producing refined cane sugar. Raw sugar is a commodity, and while the Company purchases it using many different pricing methods, the price is always based in some manner on the market price of raw sugar as determined by the commodities market. Thus, its price is subject to the numerous variables that affect the price of any agricultural commodity. In general, however, the price of raw sugar is supported at an artificially high level through the sugar program portion of the U.S. Government's Farm Bill.
This sugar program results in raw sugar costs for cane refiners that often approximate or exceed the cost of refined sugar produced by sugarbeet processors and raw sugar cane processors who also refine sugar.

        Forward looking information affecting the Company and the sugar industry should be considered within this context.

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits:


        Exhibit
        Number          Description
        ------          -----------
        10-1*           Short-term Incentive Compensation Program

        27-1            Financial Data Schedule (for SEC use only)

        * Indicates exhibits which are management contracts or compensatory agreements.

(b)  Reports on Form 8-K:

     During the quarter covered by this Form 10-Q, the Registrant filed Form 8-K's related to the dismissal of Price Waterhouse LLP as independent accountants and the engagement of Arthur Andersen LLP as independent accountants. The Form 8-K's were dated October 17, 1996, November 18, 1996 and December 16, 1996.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAVANNAH FOODS & INDUSTRIES, INC.



                                By:     /s/ John M. Tatum
                                        -----------------------
                                        John M. Tatum
Date: February 6, 1997                  Secretary



                                By:     /s/ Gregory H. Smith
                                        -----------------------
                                        Gregory H. Smith
                                        Senior Vice President
                                        Chief Financial Officer
Date: February 6, 1997                       and Treasurer