Form 10-Q
period 1997-03-30
SAVANNAH FOODS & INDUSTRIES INC
filed 1997-04-29
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended       March 30, 1997
                                             ------------------------

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                  ----------  ----------

                      Commission file number      1-11420
                                             ------------------

                       SAVANNAH FOODS & INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                       Delaware                   58-1089367
            -------------------------------  ----------------------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)


     P. O. Box 339, Savannah, Georgia                     31402
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (912) 234-1261
                                                   --------------------

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

As of March 30, 1997 there were 28,738,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding for shareholder voting purposes. This amount includes 2,500,000 shares held by the Registrant's Benefit Trust, which are not considered outstanding for earnings per share calculations.

The exhibit index is located on page 13 of this filing.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX




Part I.  FINANCIAL INFORMATION:                                                               Page

              Item 1.    Financial Statements:

              Consolidated Balance Sheets at
                March 30, 1997 and September 29, 1996                                          3

              Consolidated Statements of Operations
                for the quarter and the two quarters
                ended March 30, 1997 and March 31, 1996                                        4

              Consolidated Statements of Cash Flows
                for the two quarters ended March 30, 1997
                and March 31, 1996                                                             5

              Notes to Consolidated Financial Statements                                       6

              Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                                  8


Part II.  OTHER INFORMATION:

              Item 4.    Submission of Matters to a Vote of
                Securities Holders                                                            11

              Item 5.    Other Information - Statement on
                  Business Risks and Forward Looking
                  Information                                                                 12

              Item 6.     Exhibits and Reports on Form 8-K                                    13

              Signatures                                                                      14

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      Savannah Foods & Industries, Inc.
                         Consolidated Balance Sheets
           (In thousands except for shares and per share amounts)
                                 (Unaudited)

                                                           March 30,      September 29,
                                                              1997            1996
                                                           ---------      -------------
Assets
Current assets:
  Cash and cash equivalents                                $  14,638    $  15,300
  Accounts receivable                                         64,209       76,109
  Inventories (net of LIFO reserve of $7,683 in fiscal
    1997 and $8,018 in fiscal 1996) (Note 2)                 159,833       83,929
  Other current assets                                         5,929        5,214
                                                           ---------    ---------
      Total current assets                                   244,609      180,552
Property, plant and equipment (net of accumulated
  depreciation of $226,748 in fiscal 1997 and
  $220,183 in fiscal 1996)                                   177,918      186,546
Other assets                                                  29,630       31,163
                                                           ---------    ---------
                                                           $ 452,157    $ 398,261
                                                           =========    =========
Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                                    $   5,000    $   7,500
  Current portion of long-term debt (Note 3)                  23,233        2,170
  Trade accounts payable                                      83,338       52,701
  Accrued expenses related to beet operations                 16,130            -
  Other liabilities and accrued expenses                      24,552       23,575
                                                           ---------    ---------
    Total current liabilities                                152,253       85,946
                                                           ---------    ---------
Long-term debt (Note 3)                                       36,683       59,754
                                                           ---------    ---------
Deferred employee benefits                                    72,331       78,834
                                                           ---------    ---------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued     17,365       17,365
  Capital in excess of stated value                           29,576       31,764
  Retained earnings                                          210,189      193,524
  Treasury stock, at cost (2,568,604 shares)                 (15,849)     (15,849)
  Minimum pension liability adjustment                       (14,038)     (14,038)
  Stock held by benefit trust, at market (2,500,000 shares)  (32,813)     (35,000)
  Other                                                       (3,540)      (4,039)
                                                           ---------    ---------
      Total stockholders' equity                             190,890      173,727
                                                           ---------    ---------
                                                           $ 452,157    $ 398,261
                                                           =========    =========

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                                               For the
                                          For the Quarter Ended           Two Quarters Ended
                                         ------------------------      ------------------------
                                         March 30,      March 31,      March 30,      March 31,
                                            1997          1996           1997            1996
                                         -----------    ----------     -----------    ----------
Net sales                                $   276,489    $   250,804    $   579,610    $   555,213
                                         -----------    -----------    -----------    -----------
Operating expenses:
  Cost of sales and operating expenses       240,134        229,663        505,603        504,621
  Selling, general and
    administrative expenses                   14,139         13,766         29,139         27,551
  Depreciation and amortization                5,862          7,213         12,106         14,329
                                         -----------    -----------    -----------    -----------
                                             260,135        250,642        546,848        546,501
                                         -----------    -----------    -----------    -----------
Income from operations                        16,354            162         32,762          8,712
                                         -----------    -----------    -----------    -----------
Other income and (expenses):
  Interest and other investment income           142            176            322            412
  Interest expense                            (1,922)        (3,306)        (3,882)        (6,665)
  Other income (expense)                         (99)          (174)          (207)          (151)
                                         -----------    -----------    -----------    -----------
                                              (1,879)        (3,304)        (3,767)        (6,404)
                                         -----------    -----------    -----------    -----------
Income (loss) before income taxes             14,475         (3,142)        28,995          2,308
(Provision for) benefit from income taxes     (5,646)         1,099        (11,018)          (808)
                                         -----------    -----------    -----------    -----------
Net income (loss)                        $     8,829    $    (2,043)   $    17,977    $     1,500
                                         ===========    ===========    ===========    ===========
Per share:

  Net income (loss)                      $      0.34    $     (0.08)   $      0.69    $      0.06
                                         ===========    ===========    ===========    ===========
  Dividends                              $     0.025    $     0.025    $      0.05    $      0.05
                                         ===========    ===========    ===========    ===========
Weighted average shares outstanding       26,238,196     26,238,196     26,238,196     26,238,196
                                         ===========    ===========    ===========    ===========

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       For the Two Quarters Ended
                                                       ---------------------------
                                                        March 30,       March  31,
                                                          1997            1996
                                                       ------------      ---------
                                                       (In thousands of dollars)
Cash flows from operations:
  Net income                                           $  17,977        $   1,500
  Adjustments to reconcile net income to
    net cash provided by operations -
      Depreciation and amortization                       12,106           14,329
      Net loss on disposal of assets                         244            1,846
      Decreases (increases) in working capital -
        Accounts receivable                               11,900            6,278
        Inventories                                      (75,904)         (92,600)
        Other current assets                                (715)           2,361
        Trade accounts payable                            30,637           28,893
        Accrued expenses related to beet operations       16,130           20,750
        Other liabilities and accrued expenses               977           (2,569)
      (Decrease) increase in deferred employee benefits   (6,503)           1,770
      Other                                                1,314              428
                                                       ---------         --------
Cash provided by (used for) operations                     8,163          (17,014)
                                                       ---------         --------
Cash flows from investing activities:
  Additions to property, plant and equipment              (2,839)          (3,632)
  Proceeds from sale of property, plant and
    equipment                                                261            2,471
  Sale of investments                                          -            8,848
  Use of escrowed industrial revenue bond funds
    for additions to property, plant and equipment             -            2,862
  Other                                                        -              186
                                                       ---------         --------
Cash (used for) provided by investing activities          (2,578)          10,735
                                                       ---------         --------
Cash flows from financing activities:
  (Decrease) increase in short-term borrowings            (2,500)          18,950
  Payments of long-term debt                              (2,008)         (12,496)
  Dividends paid                                          (1,312)          (1,312)
  Other                                                     (427)            (259)
                                                       ---------         --------
Cash (used for) provided by financing activities          (6,247)           4,883
                                                       ---------         --------
Cash flows for period                                       (662)          (1,396)
Cash and cash equivalents, beginning of period            15,300           11,574
                                                       ---------         --------
Cash and cash equivalents, end of period               $  14,638         $ 10,178
                                                       =========         ========

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

(2)  A summary of inventories by class is as follows:

                                                March 30,      September 29,
                                                  1997             1996
                                                --------       -------------
                                                (In thousands of dollars)
     Raw materials and work-in-process          $ 45,251          $17,693
     Packaging materials, parts and supplies      18,207           20,713
     Finished goods                               96,375           36,049
     Payments related to future inventory
      purchases                                        -            9,474
                                                --------          -------
                                                $159,833          $83,929
                                                ========          =======


(3) The Company has given notice that it is prepaying in May 1997 $15,000,000 of its Senior Notes. Accordingly, such amount is now included in the current portion of long-term debt.

(4)  Commitments and Contingencies:

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

     As of March 30, 1997 approximately $2,500,000 of a claim by the United States Customs Service (Customs) remains unresolved. Customs has alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 are technically and/or substantively deficient and that the Company, therefore, is not entitled to amounts previously received under these drawback claims. The Company disputes Customs' findings and has been vigorously protesting this matter with Customs. The ultimate resolution of this matter is not expected to have a materially adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

     The Company's net income for the second quarter of fiscal 1997 was $8,829,000, or $.34 per share, compared to a net loss of ($2,043,000), or ($.08) per share, for the same quarter of fiscal 1996. Net income for the six months ended March 30, 1997 was $17,977,000, or $.69 per share, compared to net income of $1,500,000, or $.06 per share, for the six months ended March 31, 1996.

     Income from operations for both the quarter and six months improved significantly from the prior year due to increased operating profits in the cane sugar division. Volumes and margins for cane refiners continue to be favorably impacted by the reduction of national beet sugar production to more normal levels. At approximately 4,000,000 tons, production from the 1996 beet crop is about level with the 1995 beet crop, which was down about 600,000 tons, or 13%, from the 1994 beet crop's record production. Over the same two years, domestic consumption of sugar increased by about 400,000 tons. With less beet sugar on the market and with increased consumption, cane sugar volumes have expanded to meet the overall demand for refined sugar. Refined sugar selling prices have risen as a result of the tightened supply. Also, average raw sugar spot prices have fallen from fiscal 1996 levels. Reduced raw sugar costs and increased selling prices are resulting in higher operating profit margins for fiscal 1997 compared to fiscal 1996.

     Operating profits in the Company's beet sugar division increased slightly from the first six months of fiscal 1996 as higher selling prices have been offset by lower volumes resulting from a smaller sugarbeet crop. Due to the small sugarbeet crop, the beet sugar division is expected to be only modestly profitable for fiscal 1997.

     The Company is investing more than $4,000,000 in fiscal 1997 in sugarbeet receiving stations in Michigan to enhance the ability of farmers to deliver sugarbeets to the Company. This investment, along with the improvement in sugar prices and corresponding returns to the Company's growers, is expected to result in an increase in the beet sugar division's sugarbeet supply for the coming crop year.

     The Company's net sales for the second quarter and first six months of fiscal 1997 are both higher than net sales for the comparable periods of fiscal 1996. Significantly higher net sales in the cane sugar division more than offset lower net sales in the beet sugar division and the loss of net sales form the Company's raw sugar mill, which was sold in fiscal 1996.

     Depreciation and amortization expense is down $1,351,000, or 19%, for the quarter and $2,223,000, or 16%, for the six months. Depreciation decreased due to asset sales and write-downs in fiscal 1996.

     Interest expense is down $1,384,000, or 42%, for the quarter and $2,783,000, or 42%, for the six months compared to the prior year due to lower average outstanding debt. Average short-term borrowings were down about $30,000,000 for the six months due to higher net income and lower investment in inventories. Average long-term debt was down about $48,000,000 compared to the first six months of last year.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share, which the Company is required to adopt in fiscal 1998. Management does not expect this statement to have a material impact on the Company's earnings per share calculations.

     The profit outlook for the remainder of fiscal 1997 is good. The Company should continue to realize the benefits of both higher volumes and improved margins in the cane sugar division.

     The outlook for fiscal 1998 is favorable. The Company's beet sugar division has contracted about 100,000 acres compared to 85,000 acres harvested last year and, assuming reasonable weather, should have a better crop, produce more sugar, and therefore be more profitable in the coming fiscal year. The flooding in the Red River Valley in North Dakota and Minnesota will delay planting of sugarbeets in this important growing area and may impact the tonnage of sugar produced there. At this time, it appears that national sugar production from beets will not increase significantly and therefore current market conditions should continue into fiscal 1998.

Liquidity and Capital Resources

     For the first six months of fiscal 1997, the Company generated $30,327,000 of cash from net income before noncash items, an increase of $12,652,000 over the first six months of fiscal 1996. This increase is attributable to higher net income in fiscal 1997. This cash was used primarily to fund a seasonal increase in the Company's investment in inventory (inventory, net of trade accounts payable and accrued expenses related to beet operations). The investment in inventory increased $29,137,000 from September 29, 1996 as a result of the sugarbeet processing campaign in the Company's beet sugar division. This division typically processes sugarbeets from October to February and builds inventory levels as a result.

     The Company maintains a $120,000,000 Revolving Credit Facility. Under this facility, a Standby Letter of Credit (SLC) is drawn in favor of the Senior Note lenders. The SLC is maintained at 105% of the balance on the Senior Notes and is reduced as the Senior Notes are repaid. The remaining balance on the facility of $93,750,000 is available to provide liquidity for temporary working capital needs. The available balance will increase by $15,750,000 in early May when the Company prepays a portion of its Senior Notes. The Company also has the ability to fund seasonal increases in beet sugar inventory through borrowings from the Commodity Credit Corporation. These sources of short-term funds, along with cash generated by the Company's operations, provide ample liquidity to meet the Company's operating cash requirements.

     Since September 29, 1996, long-term debt, including the current portion, decreased $2,008,000 due to normal scheduled payments. The Company has decided to prepay $15,000,000 of its Senior Notes ahead of scheduled maturities and has reclassified this amount to the current portion of long-term debt at March 30, 1997. Since September 29, 1996, the current portion of long-term debt increased by this amount and by an additional $6,063,000 in scheduled debt maturities.

     Stockholders' equity increased primarily by earnings of $17,977,000 and decreased by dividends of $1,312,000. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 26% at September 29, 1996 to 16% at March 30, 1997.

     At its April 17, 1997 meeting, the Company's Board of Directors approved a dividend increase from $.10 per share to $.15 per share annually. This will increase annual dividends by $1,312,000.

     Fixed asset additions during the six months ended March 30, 1997 were $2,839,000 compared to depreciation for the same period of $10,962,000. The Company anticipates that fixed asset additions will approximate $17,000,000 in fiscal 1997. Major projects include the development of new sugarbeet receiving stations in Michigan and the replacement and upgrade of packaging and production equipment. The investment in sugarbeet receiving stations is planned to assist in maintaining and expanding sugarbeet acreage. The other expenditures are expected to benefit the Company through new packaging, increased efficiency, improved quality control and expanded operational capabilities.

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

     At the Annual Meeting of Stockholders held on February 20, 1997 in Savannah, Georgia, 25,848,087 shares, representing 89.9% of the 28,738,196 total eligible shares outstanding, were voted in person or by proxy. The Directors proposed in the proxy material were elected to serve three-year terms by the vote shown below:



                    Outstanding Shares Voted For             Abstain
                    ----------------------------    -------------------------
                      Number     % of Eligible       Number      % of Eligible
                     of Votes        Votes          of Votes         Votes
                    ---------    -------------      --------     -------------
R. Eugene Cartledge  25,381,088      88.32           431,837         1.50
Lee B. Durham, Jr.   25,420,604      88.46           392,321         1.37
Robert L. Harrison   25,417,007      88.44           395,918         1.38
James M. Reed        25,376,395      88.30           436,531         1.52


     Other Directors whose term of office continued after the meeting were Dale
C. Critz, Arthur M. Gignilliat, Jr., Robert S. Jepson, Jr., Arnold Tenenbaum,
W. Waldo Bradley, John D. Carswell, F. Sprague Exley, William W. Sprague, III and Hugh M. Tarbutton.

     The amendment of the By-laws to extend the retirement age of Directors from the age of sixty-eight to the age of seventy was approved. The vote was as follows:


Outstanding Shares Voted For            Against                  Abstain
----------------------------   -----------------------  ------------------------
 Number        % of Eligible    Number   % of Eligible   Number   % of Eligible
of Votes          Votes        of Votes      Votes      of Votes      Votes
--------       --------------  --------  -------------  --------  --------------
25,030,171        87.10        652,602       2.27       130,155       .45


     The adoption of the 1996 Equity Incentive Plan for employees of the Company was approved. The vote was as follows:

Outstanding Shares Voted For            Against                  Abstain
----------------------------   -----------------------  ------------------------
 Number        % of Eligible    Number   % of Eligible   Number   % of Eligible
of Votes          Votes        of Votes      Votes      of Votes      Votes
--------       --------------  --------  -------------  --------  --------------
24,447,220        85.07        1,220,016     4.25       145,689       .51


     The appointment of Arthur Andersen LLP as independent public accountants was ratified. The vote was as follows:

Outstanding Shares Voted For            Against                  Abstain
----------------------------   -----------------------  ------------------------
 Number        % of Eligible    Number   % of Eligible   Number   % of Eligible
of Votes          Votes        of Votes      Votes      of Votes      Votes
--------       --------------  --------  -------------  --------  --------------
25,329,295        88.14        364,034       1.27       119,596       .42

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:



          Exhibit
          Number   Description
          -------  --------------------
          3-1      Amendment to By-Laws

          3-2      By-Laws, as amended, including amendment in
                   Exhibit 3-1

          10-1*    1996 Equity Incentive Plan

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



                                SAVANNAH FOODS & INDUSTRIES, INC.


                                By:     /s/John M. Tatum
                                        ------------------------------
                                        John M. Tatum
Date:  April 25, 1997                   Secretary



                                By:     /s/Gregory H. Smith
                                        ------------------------------
                                        Gregory H. Smith
                                        Senior Vice President
                                        Chief Financial Officer
Date:  April 24, 1997                   and Treasurer