Form 10-Q
period 1997-06-29
SAVANNAH FOODS & INDUSTRIES INC
filed 1997-08-08
CIK 86941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended       June 29, 1997
                                             -------------------------

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 -----------  -----------

                      Commission file number      1-11420
                                            ------------------

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

As of June 29, 1997 there were 28,738,196 shares of common stock of Savannah Foods & Industries, Inc. outstanding for shareholder voting purposes. This amount includes 2,500,000 shares held by the Registrant's Benefit Trust, which are not considered outstanding for earnings per share calculations.

The exhibit index is located on page 13 of this filing.

                       SAVANNAH FOODS & INDUSTRIES, INC.
                                     INDEX



Part I.  FINANCIAL INFORMATION:                                Page
                                                               ----
         Item 1.    Financial Statements:

         Consolidated Balance Sheets at
             June 29, 1997 and September 29, 1996               3

         Consolidated Statements of Operations
             for the quarter and the three quarters
             ended June 29, 1997 and June 29, 1996              4

         Consolidated Statements of Cash Flows
             for the three quarters ended
             June 29, 1997 and June 30, 1996                    5

         Notes to Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                      8


Part II. OTHER INFORMATION:

         Item 5. Other Information - Statement on
             Business Risks and Forward Looking
             Information                                       12


         Item 6.  Exhibits and Reports on Form 8-K             13

         Signatures                                            14

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       Savannah Foods & Industries, Inc.
                          Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                             June 29,        September 29,
                                                               1997             1996
                                                           ------------      ------------
Assets

Current assets:
  Cash and cash equivalents                                $     11,249      $     15,300
  Accounts receivable                                            70,580            76,109
  Inventories (net of LIFO reserve of $7,970 in fiscal
    1997 and $8,018 in fiscal 1996) (Note 2)                    141,386            83,929
  Other current assets                                            6,716             5,214
                                                           ------------      ------------
      Total current assets                                      229,931           180,552
Property, plant and equipment (net of accumulated
  depreciation of $231,333 in fiscal 1997 and
  $220,183 in fiscal 1996)                                      175,927           186,546
Other assets                                                     29,234            31,163
                                                           ------------      ------------
                                                           $    435,092      $    398,261
                                                           ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                                    $      3,800      $      7,500
  Current portion of long-term debt                               8,253             2,170
  Trade accounts payable                                         88,463            52,701
  Accrued expenses related to beet operations                     9,730                 -
  Other liabilities and accrued expenses                         23,898            23,575
                                                           ------------      ------------
    Total current liabilities                                   134,144            85,946
                                                           ------------      ------------
Long-term debt (Note 3)                                          26,230            59,754
                                                           ------------      ------------
Deferred employee benefits                                       73,785            78,834
                                                           ------------      ------------
Stockholders' equity:
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued        17,365            17,365
  Capital in excess of stated value                              39,108            31,764
  Retained earnings                                             220,231           193,524
  Treasury stock, at cost (2,568,604 shares)                    (15,849)          (15,849)
  Minimum pension liability adjustment                          (14,038)          (14,038)
  Stock held by benefit trust, at market (2,500,000 shares)     (42,344)          (35,000)
  Other                                                          (3,540)           (4,039)
                                                           ------------      ------------
      Total stockholders' equity                                200,933           173,727
                                                           ------------      ------------
                                                           $    435,092      $    398,261
                                                           ============      ============

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)
                                  (Unaudited)

                                                                                      For the
                                               For the Quarter Ended            Three Quarters Ended
                                            ----------------------------    ----------------------------
                                               June 29,       June 30,        June 29,        June 30,
                                                 1997           1996            1997            1996
                                            ------------    ------------    ------------    ------------
Net sales                                   $    303,546    $    287,462    $    883,156    $    842,675
                                            ------------    ------------    ------------    ------------
Operating expenses:
  Cost of sales and operating expenses           263,100         256,336         768,703         760,957
  Selling, general and
    administrative expenses                       15,102          13,475          44,241          41,026
  Depreciation and amortization                    5,663           6,745          17,769          21,074
                                            ------------    ------------    ------------    ------------
                                                 283,865         276,556         830,713         823,057
                                            ------------    ------------    ------------    ------------
Income from operations                            19,681          10,906          52,443          19,618
                                            ------------    ------------    ------------    ------------
Other income and (expenses):
  Interest and other investment income               339             163             661             575
  Interest expense                                (1,530)         (3,013)         (5,412)         (9,678)
  Other income (expense)                             (94)           (481)           (301)           (632)
                                            ------------    ------------    ------------    ------------
                                                  (1,285)         (3,331)         (5,052)         (9,735)
                                            ------------    ------------    ------------    ------------
Income before income taxes and
  extraordinary item                              18,396           7,575          47,391           9,883
Provision for income taxes                        (6,994)         (2,849)        (18,012)         (3,657)
                                            ------------    ------------    ------------    ------------
Income before extraordinary item                  11,402           4,726          29,379           6,226
Extraordinary item, net of tax (Note 3)             (376)           (698)           (376)           (698)
                                            ------------    ------------    ------------    ------------
Net income                                  $     11,026    $      4,028    $     29,003    $      5,528
                                            ============    ============    ============    ============
Per share:

  Income before extraordinary item          $       0.43    $       0.18    $       1.12    $       0.24
  Extraordinary item (Note 3)                      (0.01)          (0.03)          (0.01)          (0.03)
                                            ------------    ------------    ------------    ------------
  Net income                                $       0.42    $       0.15    $       1.11    $       0.21
                                            ============    ============    ============    ============
  Dividends                                 $     0.0375    $     0.0250    $     0.0875    $     0.0750
                                            ============    ============    ============    ============
Weighted average shares outstanding           26,238,196      26,238,196      26,238,196      26,238,196
                                            ============    ============    ============    ============

  (The accompanying notes are an integral part of the consolidated financial statements.)

                       Savannah Foods & Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the Three Quarters Ended
                                                       ------------------------------
                                                         June 29,           June 30,
                                                           1997               1996
                                                       -----------        -----------
                                                         (In thousands of dollars)
Cash flows from operations:
  Net income                                           $    29,003        $     5,528
  Adjustments to reconcile net income to
    net cash provided by operations -
      Depreciation and amortization                         17,769             21,074
      Extraordinary item, net of tax, related to
        financing activities                                   376                698
      Net loss on disposal of assets                           186              1,871
      Decreases (increases) in working capital -
        Accounts receivable                                  5,529             (7,406)
        Inventories                                        (57,457)           (40,850)
        Other current assets                                (1,502)             5,652
        Trade accounts payable                              35,762              9,983
        Accrued expenses related to beet operations          9,730             15,815
        Other liabilities and accrued expenses                 323             (3,806)
      (Decrease) increase in deferred employee benefits     (5,049)               473
      Other                                                  1,343                200
                                                       -----------        -----------
Cash provided by (used for) operations                      36,013              9,232
                                                       -----------        -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                (6,432)            (5,412)
  Proceeds from sale of property, plant and
    equipment                                                  812              2,458
  Sale of investments                                            -             13,869
  Liquidation of business                                        -             12,500
  Use of escrowed industrial revenue bond funds
    for additions to property, plant and equipment               -              2,862
  Other                                                          -               (381)
                                                       -----------        -----------
Cash (used for) provided by investing activities            (5,620)            25,896
                                                       -----------        -----------
Cash flows from financing activities:
  (Decrease) increase in short-term borrowings              (3,700)              (951)
  Payments of long-term debt                               (27,441)           (22,907)
  Debt prepayment charge, net of tax                          (376)              (698)
  Dividends paid                                            (2,296)            (1,968)
  Other                                                       (631)              (412)
                                                       -----------        -----------
Cash (used for) provided by financing activities           (34,444)           (26,936)
                                                       -----------        -----------
Cash flows for period                                       (4,051)             8,192
Cash and cash equivalents, beginning of period              15,300             11,574
                                                       -----------        -----------
Cash and cash equivalents, end of period               $    11,249        $    19,766
                                                       ===========        ===========

  (The accompanying notes are an integral part of the consolidated financial statements.

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

(2)  A summary of inventories by class is as follows:




                                                June 29,            September 29,
                                                  1997                  1996
                                               ---------            -------------
                                                  (In thousands of dollars)
Raw materials and work-in-process              $ 52,033                 $17,693
Packaging materials, parts and supplies          16,198                  20,713
Finished goods                                   73,155                  36,049
Payments related to future inventory
  purchases                                           -                   9,474
                                               --------                 -------
                                               $141,386                 $83,929
                                               ========                 =======


(3) The Company elected to prepay the remaining $25 million of its Senior Notes in May 1997. The Company incurred $376,000 (net of $236,000 income tax benefits), or $.01 per share, of related prepayment penalties which are reflected as an extraordinary item in the Consolidated Statement of Operations.

(4)  Futures Transactions and Interest Rate Swaps:

     The Company uses futures contracts to manage its inventory and fuel positions, both to set pricing on purchases and to reduce the Company's
     exposure to price fluctuations.   It also uses interest rate hedges to fix
     interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities.

     To qualify as a hedge the item to be hedged must expose the Company to inventory pricing or interest rate risk and the related contract must reduce that exposure and be designated by the Company as a hedge. To hedge expected transactions, the significant characteristics and expected terms of such transactions must be identified and it must be probable that the transaction will occur.

     Gains and losses on futures contracts, including gains and losses upon termination of the contract, are matched to inventory purchases and are included in the carrying value of inventory and charged or credited to cost of sales as such inventory is sold or used in production.

     The net cash paid or received on interest rate hedges is included in interest expense. Gains or losses on the termination of hedges are deferred and recognized in interest over the period covered by the interest rate hedge.

     If derivative transactions do not meet the criteria for hedges, the Company recognizes unrealized gains or losses as they occur. If a hedged transaction no longer exists or a hedged anticipated transaction is deemed no longer probable to occur, cumulative gains and losses on the hedge are recognized immediately in income and subsequent changes in fair market value of the derivative transaction are recognized in the period the change occurs.

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

     On April 14, 1997, the Company received a ruling favorable in all material respects on its protest against a claim of approximately $2,500,000 by the United States Customs Service (Customs). Customs had alleged that drawback claims prepared by the Company for certain export shipments were deficient and that the Company may have to repay such claims. The Company is currently preparing specific documentation requested by Customs in order to enable the agency to process and finalize the drawback claims in accordance with the favorable ruling. The pending resolution of this matter is not expected to have a material effect on the Company's cash flows, financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Proposed Merger

     On July 14, 1997, the Company entered into an agreement and plan of merger with Florida Crystals, Inc., a major raw sugar producer in South Florida. Details of the agreement are disclosed in a Form 8-K filed on July 21, 1997, with the Securities and Exchange Commission.

Results of Operations

     The Company's net income for the third quarter of fiscal 1997 was $11,026,000, or $.42 per share, compared to net income of $4,028,000, or $.15 per share, for the same quarter of fiscal 1996. Net income for the nine months ended June 29, 1997 was $29,003,000, or $1.11 per share, compared to net income of $5,528,000, or $.21 per share, for the nine months ended June 30, 1996. Net income for the third quarter and nine months of fiscal 1997 includes an after-tax extraordinary charge of ($376,000), or ($.01) per share, for prepayment penalties incurred on the Company's Senior Notes. Net income for the same periods of fiscal 1996 includes a similar charge of ($698,000), or ($.03) per share.

     Income from operations for both the quarter and nine months improved significantly from the prior year due to increased operating profits in the cane sugar division. Volumes and margins for cane refiners continue to be favorably impacted by the reduction of national beet sugar production. At approximately 4,050,000 tons, production from the 1996 beet crop is up slightly from the 1995 beet crop, which was down about 600,000 tons, or 13%, from the 1994 beet crop's record production. Over the same two years, domestic consumption of sugar increased by about 300,000 tons. With less beet sugar on the market and with increased consumption, cane sugar volumes have expanded to meet the overall demand for refined sugar. Refined sugar selling prices have risen as a result of the tightened supply. Also, average raw sugar spot prices have fallen from fiscal 1996 levels. Reduced raw sugar costs and increased selling prices are resulting in higher operating profit margins for fiscal 1997 compared to fiscal 1996.

     Operating profits in the Company's beet sugar division increased slightly from the first nine months of fiscal 1996 as higher selling prices have been offset by lower volumes resulting from a smaller sugarbeet crop. Due to the small sugarbeet crop, the beet sugar division is expected to be only modestly profitable for fiscal 1997.

     The Company is investing more than $4,000,000 in fiscal 1997 in sugarbeet receiving stations in Michigan to enhance the ability of farmers to deliver sugarbeets to the Company. This investment, along with the improvement in sugar prices and corresponding returns to the Company's growers, is expected to result in an increase in the beet sugar division's sugarbeet supply for the coming crop year. Sugarbeet acreage planted this spring is 104,000 acres compared to 89,000 acres harvested last fall.

     The Company's net sales for the third quarter and first nine months of fiscal 1997 are both higher than net sales for the comparable periods of fiscal 1996. Significantly higher net sales in the cane sugar division more than offset lower net sales in the beet sugar division and the loss of net sales from the Company's raw sugar mill, which was sold in fiscal 1996.

     Selling, general and administrative expense is up $1,627,000, or 12%, for the quarter and $3,215,000, or 8%, for the nine months. The increase is primarily due to an incentive compensation program which links employee earnings to the Company's earnings.

     Depreciation and amortization expense is down $1,082,000, or 16%, for the quarter and $3,305,000, or 16%, for the nine months. Depreciation decreased due to asset sales and write-downs in fiscal 1996.

     Interest expense is down $1,483,000, or 49%, for the quarter and $4,266,000, or 44%, for the nine months compared to the prior year due to lower average outstanding debt. Average short-term borrowings were down about $31,000,000 for the nine months due to higher net income and a lower investment in inventories. Average long-term debt was down about $48,000,000 compared to the first nine months of last year.

     The profit outlook for 1997 fourth quarter operations is good. The overall outlook for fiscal 1998 is uncertain at this time. The Company's sugarbeet crop is off to a good start and, assuming reasonable weather, should be a better crop, produce more sugar, and therefore be more profitable in the coming fiscal year. Nationally, initial forecasts are that sugar production from beets will increase from fiscal 1997 levels. Also, consumption of sugar in the U.S. has been flat in 1997. These factors have caused a softness in both current and forward sales contract prices. Because of this softness and because we are early in the beet growing season, our Company has taken a cautious approach on sales contract bookings for fiscal 1998. As more is known about the beet crop for 1998, we expect to increase our contracting activity for that period.

Liquidity and Capital Resources

     For the first nine months of fiscal 1997, the Company generated $47,000,000 of cash from net income before noncash items, an increase of $18,000,000 over the first nine months of fiscal 1996. This increase is attributable to higher net income in fiscal 1997. This cash was used primarily to repay long-term debt and fund a seasonal increase in the Company's investment in inventory (inventory, net of trade accounts payable and accrued expenses related to beet operations). The investment in inventory increased $11,965,000 from September 29, 1996 as a result of the sugarbeet processing campaign in the Company's beet sugar division. This division typically processes sugarbeets and builds inventory levels from October to February, while sales occur throughout the year.

     To provide liquidity for short-term operating needs, the Company maintains a $120,000,000 Revolving Credit Facility and has the ability to fund seasonal increases in beet sugar inventory through borrowings from the Commodity Credit Corporation. These sources of short-term funds, along with cash generated by the Company's operations, provide ample liquidity to meet the Company's operating cash requirements. As of June 29, 1997, the Company had $3,800,000 of short-term borrowings outstanding.

     During the third quarter of fiscal 1997, the Company paid the remaining $25,000,000 balance of the Senior Notes ahead of scheduled maturities. This payment, together with regularly scheduled payments, resulted in total payments on long-term debt of $27,441,000. Since September 29, 1996, the current portion of long-term debt increased by $6,083,000 for scheduled debt maturities.

     Stockholders' equity increased primarily by earnings of $29,003,000 and decreased by dividends of $2,296,000. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 26% at September 29, 1996 to 12% at June 29, 1997.

     Dividends increased from the second to third quarters of fiscal 1997 as a result of a dividend increase from $.10 per share to $.15 per share annually. This will increase annual dividends by $1,312,000.

     Fixed asset additions during the nine months ended June 29, 1997 were $6,432,000 compared to depreciation for the same period of $16,054,000. The Company anticipates that fixed asset additions will approximate $17,000,000 in fiscal 1997. Major projects include the development of new sugarbeet receiving stations in Michigan and the replacement and upgrade of packaging and production equipment. The investment in sugarbeet receiving stations is planned to assist in maintaining and expanding sugarbeet acreage. The other expenditures are expected to benefit the Company through new packaging, increased efficiency, improved quality control and expanded operational capabilities.

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

     In today's market, the primary driver of refined sugar sales prices is the amount of beet sugar produced. A large amount of beet sugar generally means lower prices as beet producers sell their larger production by undercutting the prices of cane sugar refiners. The amount of beet sugar produced not only affects selling prices, but also affects the per unit manufacturing costs of the sugar industry. Many of the costs in the manufacturing process, whether beet or cane, are fixed and must be absorbed by the actual production. As volume increases or decreases, per unit manufacturing costs decrease or increase, respectively. Thus, forecasting the amount of beet sugar which will be produced is an essential element in predicting the Company's profitability.

     In addition to sales prices and per unit manufacturing costs, the other primary factor in determining operating income is the cost of raw sugar, which is the largest single cost of producing refined cane sugar. Raw sugar is a commodity, and while the Company purchases it using many different pricing methods, the price is always based in some manner on the market price of raw sugar as determined by the commodities market. Thus, its price is subject to the numerous variables that affect the price of any agricultural commodity. In general, however, the price of raw sugar is supported through the sugar program portion of the U.S. Government's Farm Bill. This sugar program results in raw sugar costs for cane refiners that can approximate or exceed the cost of refined sugar produced by sugarbeet processors and raw sugar cane processors who also refine sugar.

     Forward looking information affecting the Company and the sugar industry should be considered within this context.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

       Exhibit
       Number        Description
       -------       -----------
       27.1          Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     On July 21, 1997, the Registrant filed a Form 8-K announcing that it had entered into an agreement and plan of merger with Florida Crystals, Inc. Included in the filing were the following exhibits:

        Exhibit
        Number        Description
        -------       -----------

          99.1        Agreement and Plan of Merger, dated as of July 14, 1997.

          99.2 Unaudited condensed combined financial statements of Florida Crystals, Inc.

          99.3        First Amendment, dated as of July 14, 1997, to the Rights
                      Amendment, dated as of March 31, 1989, between the Company and Wachovia Bank, N.A., as successor Rights
                      Agent to Citizens and Southern Trust Company (Georgia),
                      N.A.

          99.4 Text of Press Release related to the proposed merger issued on July 15, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SAVANNAH FOODS & INDUSTRIES, INC.




                                    By:   /s/John M. Tatum
                                          -----------------
                                          John M. Tatum
Date:  August 5, 1997                     Secretary



                                    By:   /s/Gregory H. Smith
                                          -------------------
                                          Gregory H. Smith
                                          Senior Vice President
                                          Chief Financial Officer
Date:  August 5, 1997                     and Treasurer