Form 10-K
period 1997-09-28
SAVANNAH FOODS & INDUSTRIES INC
filed 1997-12-15
CIK 86941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 28, 1997  or
                           ------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to
                              _______________  ______________________________

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

                     P. O. Box 339, Savannah, Georgia 31402
                     ---------------------------------------
             (Address of principal executive offices with zip code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K. ( )


At December 1, 1997, there were 28,738,196 shares of Common Stock outstanding for shareholder voting purposes. As of September 28, 1997, 2,500,000 shares were held by the Registrant's Benefit Trust, which are not considered outstanding for earnings per share purposes. The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 1, 1997 was $255,429,683.


The exhibit index is located on page 55 of this filing.


Page 1 of 78 pages

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page
                                                                            ----
Item 1.  Business .........................................................    3
         Statement on Business Risks and Forward Looking
          Information .....................................................    5
Item 2.  Properties .......................................................    6
Item 3.  Legal Proceedings ................................................    6
Item 4.  Submission of Matters to a Vote of Security Holders ..............    6

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related
                    Stockholder Matters ...................................    7
Item 6.  Selected Financial Data ..........................................    8
Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................    9
Item 8.  Financial Statements and Supplementary Data ......................   14
Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure ...................   38

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant ...............   39
Item 11. Executive Compensation ...........................................   45
Item 12. Security Ownership of Certain Beneficial Owners and
                    Management ............................................   52
Item 13. Certain Relationships and Related Transactions ...................   54

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K ...........................................   55



               FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         Any statements in this Form 10-K regarding future market prices or operating results or any other statements that are not historical facts constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. Any forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in forward looking statements, see the "Competition" and "Statement on Business Risks and Forward Looking Information" sections on pages 4 and 5 of this Form 10-K.

                                     PART I

Item 1.  Business

         Savannah Foods & Industries, Inc. (the "Registrant") was incorporated in Delaware on February 19, 1969, as the successor to Savannah Sugar Refining Corporation, which was originally incorporated in New York in 1916.

         As discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on September 12, 1997, the Registrant entered into an agreement and plan of merger (the "Merger Agreement") with Imperial Holly Corporation ("Imperial Holly"). On October 16, 1997, Imperial Holly successfully completed its tender offer for 50.1% of the Registrant's outstanding Common Stock. The merger is expected to close in December 1997 with Imperial Holly acquiring the remaining Common Stock of the Registrant.

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

         King Packaging Company, Inc., a wholly-owned subsidiary of Dixie Crystals(R) Brands, Inc., packs custom made meal kits for the foodservice industry and provides complementary products to the sugar and portion control products manufactured at the Registrant's other locations. These products are marketed to the foodservice trade throughout the United States both by means of direct sales and through brokers and are primarily shipped directly to customers by common carrier truck.

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

         Competition. All phases of the refined sugar business and all geographic markets of the business engaged in by the Registrant and its subsidiaries are highly competitive. This competition is not only with other cane sugar refiners and beet sugar processors, but also with corn sweeteners, artificial sweeteners, and with resellers who purchase all of these sweeteners. Other cane sugar refineries are located in Florida, Louisiana, Maryland, New York, Texas, and California. Other beet sugar processors are located in California, Colorado, Idaho, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oregon, Texas, and Wyoming.

         Competition is primarily based upon price, but is also based upon product quality and customer service. At times, the cane sugar refiners are at a competitive disadvantage to the beet sugar producers due to differing methods by which raw materials are purchased. In the beet industry, the beet farmers participate in any increase or decrease in the selling price of refined sugar. However, in the cane industry, refiners purchase raw sugar at prices which are influenced by the United States Government's policy to support sugar farmers, and which do not fluctuate in tandem with refined sugar selling prices. Consequently, when competitive pressures reduce refined sugar prices, the margins of cane sugar refiners are affected more adversely than those of beet sugar producers.

         Number of Employees. At September 28, 1997, the Registrant and its subsidiaries had 1,760 full-time employees. In addition, Michigan Sugar Company and Great Lakes Sugar Company employ a number of seasonal workers during the beet processing campaigns.

         Statement on Business Risks and Forward Looking Information. The Registrant generally does not make specific projections about future income or provide other specific forward looking information. However, due to changes brought about by the Private Securities Litigation Reform Act of 1995, the Registrant believes it is appropriate to outline several key factors which impact its future performance.

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

         In today's market, the primary driver of refined sugar sales prices is the amount of beet sugar produced. A large amount of beet sugar generally means lower prices as beet producers sell their larger production. The amount of beet sugar produced not only affects selling prices, but also affects the per unit manufacturing costs of the sugar industry. Many of the costs in the manufacturing process, whether beet or cane, are fixed and must be divided among the actual production. As volume increases or decreases, per unit manufacturing costs decrease or increase, respectively. Thus, forecasting the amount of beet sugar which will be produced is an essential element in predicting the Company's profitability.

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

Item 2.  Properties.

         Registrant and its wholly-owned subsidiaries own and operate three cane sugar refineries, two sugar melt and transfer facilities, four sugarbeet processing plants and four foodservice production facilities. In 1996, Michigan Sugar closed its sugarbeet processing plant in Fremont, Ohio because it was unable to contract for enough sugarbeet acres to make operation of the facility economical.

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

         Michigan Sugar Company owns and operates four sugarbeet processing plants which are located in Caro, Carrollton, Sebewaing, and Croswell, Michigan. Great Lakes Sugar Company owns and operates a storage facility in Findlay, Ohio.

         Dixie Crystals(R) Brands, Inc. owns production facilities in Perrysburg, Ohio; Visalia, California and Savannah, Georgia. Also, King Packaging Company, Inc. owns and operates a packaging facility in Bremen, Georgia.

         The facilities listed above provide the Registrant with sufficient productive capacity to meet the demands of its current markets.

Item 3.  Legal Proceedings.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Registrant's common stock, par value $.25 per share ("Common Stock"), is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "SFI". The following table sets forth for the periods indicated the high and low sales prices on the NYSE composite tape. The information provided has been adjusted to the nearest 1/8 and was compiled from quotations furnished by the New York Stock Exchange. The Registrant has paid cash dividends on its Common Stock every year since 1924. The following information is for the twelve-month periods ended September 28, 1997 and September 29, 1996:

                  Quarter                            Dividends
                  Ended    High     Low              Paid
                  -----    ----     ---              ----
                  12/29/96 $16.750  $13.125          $.0250
                  03/30/97  15.750   12.500           .0250
                  06/29/97  17.625   12.375           .0375
                  09/28/97  19.250   12.625           .0375
                                                     ------
                                                     $.1250
                                                     ======

                  12/31/95 $13.875  $11.375          $.025
                  03/31/96  13.000   10.500           .025
                  06/30/96  13.625   10.750           .025
                  09/29/96  14.000   11.250           .025
                                                     -----
                                                     $.100
                                                     =====

         As of September 28, 1997, the following indicates the number of holders of record of equity securities:

                  Title of Class              Number of Record Holders
                  --------------              ------------------------
                  Common Stock                          2,919

         After the merger with Imperial Holly is completed, the Company's Common Stock will be delisted from the NYSE.

Item 6.  Selected Financial Data.

SAVANNAH FOODS & INDUSTRIES, INC.
SUMMARY OF OPERATIONS

(In thousands except for per share amounts and ratios)



                                                                                        Fiscal Period Ended
                                                      --------------------------------------------------------------------
                                                      September 28,  September 29,   October 1,     October 2,   October 3,
                                                           1997          1996           1995           1994       1993 (1)
--------------------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE FISCAL PERIOD
    Net sales......................................... $1,191,839    $1,146,332     $1,098,544     $1,074,367  $  818,116
    Income from operations............................     57,658        21,799          7,401         19,432      11,839
    Income (loss) before change in accounting
            principle and extraordinary item..........     32,081         6,943         (3,493)         5,743       1,986
    Net income (loss) (2).............................     31,705         5,972         (3,493)         5,743       2,586
    Other income statement information -
            Depreciation and amortization expense.....     23,435        27,994         28,314         28,972      19,362
            Interest expense..........................      6,850        12,355         14,847         13,380      10,226
            Provision for (benefit from) income taxes.     19,136         2,738         (2,585)         2,863       1,155
    Cash dividends declared...........................      3,280         2,624          8,396         14,169      10,627
    Capital expenditures (3)..........................     15,664         7,916         17,303         22,218      39,877

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT THE END OF THE FISCAL YEAR
    Current assets.................................... $  180,395    $  180,552     $  197,802     $  198,880  $  269,990
    Current liabilities...............................     87,224        85,946        114,740         85,140     154,760
    Working capital...................................     93,171        94,606         83,062        113,740     115,230
    Property, plant and equipment - gross.............    416,087       406,729        436,991        421,312     407,924
    Accumulated depreciation..........................    236,094       220,183        206,100        180,810     159,111
    Total assets......................................    399,071       398,261        476,507        486,127     567,852
    Long-term debt....................................     26,100        59,754        106,864        140,224     142,078
    Stockholders' equity..............................    216,689       173,727        169,649        188,174     194,714

-------------------------------------------------------------------------------------------------------------------------
PER SHARE

    Weighted average shares outstanding...............     26,238        26,238         26,238         26,238      26,238
    Shares outstanding at end of fiscal period........     26,238        26,238         26,238         26,238      26,238
    Income (loss) per weighted average share
    outstanding -
       Income (loss) before change in accounting
          principle and extraordinary item............ $     1.22    $     0.27     $    (0.13)   $     0.22   $     0.08
       Net income (loss)..............................       1.21          0.23          (0.13)         0.22         0.10
    Dividends declared per share......................      0.125          0.10           0.32          0.54        0.405
    Stockholders' equity per share (4)................       8.26          6.62           6.47          7.17         7.42

-------------------------------------------------------------------------------------------------------------------------
RATIOS
    Current assets divided by current liabilities.....       2.07          2.10           1.72          2.34         1.74
    Long-term debt divided by long-term debt
       and stockholders' equity.......................       10.8%         25.6%          38.6%         42.7%        42.2%
    Provision for (benefit from) income taxes divided
       by pre-tax income (loss).......................       37.4%         28.3%          42.5%         33.3%        36.8%


(1) During the fiscal period ended October 3, 1993, the Company changed its year end from the Sunday closest to December 31 to the Sunday closest to September 30. As a result, the fiscal period ended October 3, 1993 represents a 39 week period.

(2) The Company recorded an extraordinary item for penalties incurred on the prepayment of long-term debt during the fiscal periods ended September 28, 1997 and September 29, 1996. For more information, see Note 6 to the accompanying consolidated financial statements. The Company adopted FAS 109, "Accounting for Income Taxes" during the fiscal period ended October 3, 1993.

(3) Includes acquisition of Reckitt & Colman, Inc. fixed assets in January 1995 totalling $1,000,000, and King Packaging Company, Inc. fixed assets in July 1993 totalling $4,757,000.

(4) Based on shares outstanding at end of fiscal period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments - Pending Merger of the Company:

         On September 12, 1997, the Company entered into the Merger Agreement providing for the acquisition of the Company by Imperial Holly. Imperial Holly is a sugar refiner and beet processor headquartered in Sugar Land, Texas. Pursuant to the Merger Agreement, a wholly-owned subsidiary of Imperial Holly ("IHK Sub") successfully completed a tender offer for 50.1% of the Company's outstanding Common Stock at a price of $20.25 per share in cash, resulting in a change of control of the Company. Pursuant to the Merger Agreement, IHK Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Imperial Holly (the "Merger"). Upon consummation of the Merger, the remaining shares of Company Common Stock will be exchanged for cash and common stock of Imperial Holly so that the aggregate number of shares of the Company's Common Stock to be converted into Imperial Holly common stock will be equal to 30% of all outstanding shares of the Company's Common Stock prior to the tender offer. The Merger is expected to close in December 1997.

         Prior to entering into the Merger Agreement with Imperial Holly, the Company, on July 14, 1997, entered into a merger agreement with Flo-Sun Incorporated ("Flo-Sun"), a Florida based raw sugar producer and refiner. On August 25, 1997, Imperial Holly submitted a proposal to acquire the Company, and after negotiations between the Company and the two parties, the Company's Board of Directors approved the Merger Agreement with Imperial Holly. In accordance with the Flo-Sun merger agreement, the Company paid Flo-Sun a $5,000,000 termination fee and reimbursed Flo-Sun $3,000,000 for expenses in connection with the proposed merger. This $8,000,000 along with the Company's legal fees and other expenses related to the proposed Flo-Sun merger comprise the majority of the $13,394,000 of merger expenses discussed below.

Results of Operations:

Fiscal 1997 compared to fiscal 1996

         The Company's net income for fiscal 1997 was $31,705,000, or $1.21 per share, on sales of $1,191,839,000, compared to net income of $5,972,000, or $.23 per share, on sales of $1,146,332,000 for fiscal 1996. Fiscal 1997 net income includes an after-tax extraordinary charge of $376,000, or $.01 per share, for prepayment penalties incurred on the Company's Senior Notes. Fiscal 1996 includes a similar after-tax extraordinary charge of $971,000, or $.04 per share.

         Income from operations for fiscal 1997 and fiscal 1996 include four transactions which affect comparability between the two years. In the fourth quarter of fiscal 1997, the Company recorded $13,394,000, or $.33 per share, of costs related to the merger of the

Company (see Note 2 to the consolidated financial statements), and in fiscal 1996, the Company recorded three significant transactions. First in fiscal 1996, the Company sold its plane resulting in a gain of $2,289,000. Second in fiscal 1996, the Company recognized a $3,800,000 loss on the sale of the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary. These amounts are included in the caption "Other costs" in the accompanying Consolidated Statement of Operations. Third, the Company recorded a non-cash charge of $10,280,000 in fiscal 1996 for the impairment of long-lived assets located at the Company's Fremont, Ohio beet sugar manufacturing facility. This amount is included in the caption "Impairment of long-lived assets" in the accompanying Consolidated Statement of Operations. For further discussion of the fiscal 1996 items, see "Fiscal 1996 compared to fiscal 1995" below.

         Excluding the impairment of long-lived assets and other costs, income from operations for fiscal 1997 was $71,052,000, or double the comparable amount in fiscal 1996 of $35,453,000.

         Income from operations for fiscal 1997 improved significantly from fiscal 1996 due to increased operating profits in the cane sugar division. Volumes and margins for cane refiners were favorably impacted by the reduction of national beet sugar production. At approximately 4,050,000 tons, production from the 1996 beet crop was up slightly from the 1995 beet crop, which was down about 600,000 tons, or 13%, from the 1994 beet crop's record production. Over the same two years, domestic consumption of sugar increased by about 300,000 tons. With less beet sugar on the market and with increased consumption, cane sugar volumes expanded to meet the overall demand for refined sugar. Refined sugar selling prices rose as a result of the tightened supply. Also, average raw sugar costs were lower than in fiscal 1996. Reduced raw sugar costs and increased selling prices resulted in higher operating profit margins for fiscal 1997 compared to fiscal 1996.

         The Company's beet sugar division was only modestly profitable in fiscal 1997 and profits were slightly lower than fiscal 1996. Higher selling prices in fiscal 1997 offset lower volumes resulting from a reduction in contracted acres harvested for the Company.

         Selling, general and administrative expense is up $5,183,000, or 9%, from fiscal 1996. The increase is primarily due to an incentive compensation program which links employee compensation to the Company's earnings and to an increase in advertising expense.

         Depreciation and amortization expense is down $4,559,000, or 16%, from fiscal 1996 due to asset sales and write-downs in fiscal 1996, and a reduction in depreciation expense related to the Company's Colonial Sugars refinery which was purchased in 1986.

         Interest expense is down $5,505,000, or 45%, from fiscal 1996. Average short-term borrowings were down about $33,000,000 for the year due to higher net income and a lower investment in inventories. Average long-term debt was down about $45,000,000 compared to last year.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 - Disclosure about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. Management does not expect either of these Statements to have a material impact on the Company's results of operations.

Fiscal 1996 compared to fiscal 1995

         The Company's net income for fiscal 1996 was $5,972,000, or $.23 per share, on sales of $1,146,332,000, compared to a net loss of ($3,493,000), or ($.13) per share, on sales of $1,098,544,000 for fiscal 1995. Fiscal 1996 net income includes an after-tax extraordinary charge of $971,000, or $.04 per share, for the prepayment of long-term debt. Domestic sugar sales volumes increased 5% over fiscal 1995, but overall sugar sales volume was flat as export volume decreased significantly from fiscal 1995. Domestic sugar sales prices increased 4% and average raw sugar costs decreased 2%.

         Fiscal 1996 income from operations includes three significant transactions which affect the comparability between fiscal 1996 and fiscal 1995. First, in the first quarter of 1996, the Company sold its plane resulting in a gain of $2,289,000. Second, in the second quarter of fiscal 1996, the Company sold the property, plant and equipment and certain other assets of Raceland Sugars, Inc., its raw sugar mill subsidiary, for $12,500,000 cash and recognized a loss on the sale of $3,800,000. These amounts are included in the caption "Other costs" in the accompanying Consolidated Statement of Operations. After liquidation of the inventories and other working capital accounts, the Company received net proceeds of approximately $15,000,000 on the sale of Raceland. Third, in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long- Lived Assets and for Assets to be Disposed Of, the Company recorded a non-cash charge in the fourth quarter of 1996 of $10,280,000 ($6,476,000, or $.25 per share, net of tax) for the impairment of long-lived assets located at the Company's Fremont, Ohio beet sugar manufacturing facility. A decision was made not to run the Fremont facility during fiscal 1997 due to a lack of a viable supply of sugarbeets and molasses. Future operation of the facility is dependent on an adequate supply of sugarbeets and molasses. However, the projected future cash flows from this facility are less than the carrying value of the assets; therefore, an impairment loss has been recognized. This amount is included in the caption "Impairment of long-lived assets" in the accompanying Consolidated Statement of Operations.

         Fiscal 1996 income from operations before the impairment of long-lived assets and other costs was $35,453,000, up $23,768,000 from fiscal 1995. The large increase resulted from smaller domestic beet sugar production of 3.9 million tons in fiscal 1996 compared to 4.5 million tons in fiscal 1995. The reduction in beet sugar improved refined sugar selling prices and, therefore, the Company's profitability. Additionally, average raw sugar costs have decreased from fiscal 1995 which has also increased profitability.

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

Liquidity and Capital Resources:

         During fiscal 1997, the Company generated $65,000,000 of cash from net income before noncash items. This cash was used primarily to repay $28,000,000 of long-term debt, fund additions to property, plant and equipment of $15,664,000 and to make contributions to the Company's qualified employee retirement plans aggregating $18,271,000.

         To provide liquidity for short-term operating needs, the Company maintains a $120,000,000 Revolving Credit Facility (see Note 6 to the consolidated financial statements for an amendment to the credit facility) and has the ability to fund seasonal increases in beet sugar inventory through borrowings from the Commodity Credit Corporation. These sources of short-term funds, along with cash generated by the Company's operations, provide ample liquidity to meet the Company's operating cash requirements. At September 28, 1997, the Company had no short-term borrowings outstanding.

         During fiscal 1997, the Company paid the remaining $25,000,000 balance of the Senior Notes ahead of scheduled maturities. This payment, together with regularly scheduled payments, resulted in total payments on long-term debt of $28,000,000.

         Stockholders' equity increased primarily by earnings of $31,705,000 and a reduction in the minimum pension liability of $14,038,000 and decreased by dividends of $3,280,000. The minimum pension liability decreased primarily due to the Company's contributions to the qualified employee retirement plans. Changes in debt and equity resulted in a decrease in the ratio of long-term debt to total capital from 26% at the end of fiscal 1996 to 11% at the end of fiscal 1997.

         During fiscal 1997, the Company increased its annual dividend from $.10 per share to $.15 per share.

         Fixed asset additions during fiscal 1997 were $15,664,000 compared to depreciation for the same period of $21,147,000. Major projects included the development of new sugarbeet receiving stations in Michigan and the replacement and upgrade of packaging and production equipment. The investment in sugarbeet receiving stations is planned to assist in maintaining and expanding sugarbeet acreage. The other expenditures are expected to benefit the Company through new packaging, increased efficiency, improved quality control and expanded operational capabilities. The Company anticipates that fixed asset additions will approximate $20,000,000 in fiscal 1998.

Item 8.  Financial Statements and Supplementary Data.

(a)      Financial Statements:                                  Page
                                                                ----
         Report of Independent Accountants                       15

         Report of Independent Accountants                       16

         Consolidated Balance Sheets at September 28, 1997
         and September 29, 1996                                  17

         Consolidated Statements of Operations for the
         fiscal years ended September 28, 1997,
         September 29, 1996, and October 1, 1995                 18

         Consolidated Statements of Changes in
         Stockholders' Equity for the fiscal years ended
         September 28, 1997, September 29, 1996, and October
         1, 1995                                                 19

         Consolidated Statements of Cash Flows for the fiscal
         years ended September 28, 1997, September 29, 1996,
         and October 1, 1995                                     20

         Notes to Consolidated Financial Statements              21

(b) Financial Statement Schedules for the fiscal years ended September 28, 1997, September 29, 1996, and October 1, 1995:

         Schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

We have audited the accompanying consolidated balance sheet of Savannah Foods & Industries, Inc. and Subsidiaries as of September 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. and Subsidiaries as of September 28, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Atlanta, Georgia
November 17, 1997

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. and its subsidiaries at September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Savannah Foods & Industries, Inc. for any period subsequent to September 29, 1996.


PRICE WATERHOUSE LLP
Atlanta, Georgia
November 18, 1996

                        SAVANNAH FOODS & INDUSTRIES, INC.
                           Consolidated Balance Sheets
             (In thousands except for shares and per share amounts)


                                                                      September 28,       September 29
                                                                          1997                1996
                                                                      --------------     -------------
Assets
------
Current assets:
  Cash and cash equivalents                                           $       14,677      $      15,300
  Accounts receivable                                                         68,635             76,109
  Inventories (net of LIFO reserve of $9,949 in 1997 and
    $8,018 in 1996) (Note 4)                                                  90,908             83,929
  Other current assets                                                         6,175              5,214
                                                                      --------------     --------------
      Total current assets                                                   180,395            180,552
Property, plant and equipment (Note 5)                                       179,993            186,546
Other assets                                                                  38,683             31,163
                                                                      --------------     --------------

                                                                      $      399,071     $      398,261
                                                                      ==============     ==============

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings (Note 6)                                      $            -     $        7,500
  Current portion of long-term debt (Note 6)                                   7,824              2,170
  Trade accounts payable                                                      55,756             52,701
  Other liabilities and accrued expenses                                      23,644             23,575
                                                                      --------------     --------------
    Total current liabilities                                                 87,224             85,946
                                                                      --------------     --------------
Long-term debt (Note 6)                                                       26,100             59,754
                                                                      --------------     --------------
Deferred employee benefits                                                    69,058             78,834
                                                                      --------------     --------------
Stockholders' equity (Note 11):
  Common stock $.25 par value; $.55 stated value;
   64,000,000 shares authorized; 31,306,800 shares issued                     17,365             17,365
  Capital in excess of stated value                                           43,639             31,764
  Retained earnings                                                          221,949            193,524
  Treasury stock, at cost (2,568,604 shares)                                 (15,849)           (15,849)
  Minimum pension liability adjustment                                             -            (14,038)
  Stock held by benefit trust, at market (2,500,000 shares)                  (46,875)           (35,000)
  Other                                                                       (3,540)            (4,039)
                                                                      --------------     --------------
      Total stockholders' equity                                             216,689            173,727
                                                                      --------------     --------------
Commitments and contingencies (Note 12)                                            -                  -
                                                                      --------------     --------------

                                                                      $      399,071     $      398,261
                                                                      ==============     ==============



               (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                        SAVANNAH FOODS & INDUSTRIES, INC.
                      Consolidated Statements of Operations
             (In thousands except for shares and per share amounts)


                                                                                    FISCAL YEAR ENDED
                                                              ---------------------------------------------------------
                                                                September 28,         September 29,       October 1,
                                                                    1997                  1996               1995
                                                              ----------------     -----------------   ----------------

Net sales                                                     $      1,191,839     $      1,146,332    $      1,098,544
                                                              ----------------     ----------------    ----------------
Operating expenses:
  Cost of sales and operating expenses                               1,037,502            1,028,218           1,002,679
  Selling, general and
    administrative expenses                                             59,850               54,667              55,866
  Depreciation and amortization                                         23,435               27,994              28,314
  Impairment of long-lived assets (Note 3)                                   -               10,280                   -
  Other costs (Notes 2, 13)                                             13,394                3,374               4,284
                                                              ----------------     ----------------    ----------------
                                                                     1,134,181            1,124,533           1,091,143
                                                              ----------------     ----------------    ----------------

Income from operations                                                  57,658               21,799               7,401
                                                              ----------------     ----------------    ----------------

Other income and (expenses):
  Interest and other investment income                                     874                  847               1,258
  Interest expense                                                      (6,850)             (12,355)            (14,847)
  Other (expense) income                                                  (465)                (610)                110
                                                              ----------------     ----------------    ----------------
                                                                        (6,441)             (12,118)            (13,479)
                                                              ----------------     ----------------    ----------------

Income (loss) before income taxes
  and extraordinary item                                                51,217                9,681              (6,078)
Provision for (benefit from)
  income taxes (Note 7)                                                 19,136                2,738              (2,585)
                                                              ----------------     ----------------    ----------------
Income (loss) before extraordinary
  item                                                                  32,081                6,943              (3,493)
Extraordinary item, net of tax (Note 6)                                   (376)                (971)                  -
                                                              ----------------     ----------------    ----------------
Net income (loss)                                             $         31,705     $          5,972    $         (3,493)
                                                              ================     ================    ================

Per share:
  Income (loss) before
    extraordinary item                                        $           1.22     $           0.27    $          (0.13)
  Extraordinary item (Note 6)                                            (0.01)               (0.04)                -
                                                              ----------------     ----------------    ----------------
  Net income (loss)                                           $           1.21     $           0.23    $          (0.13)
                                                              ================     ================    ================

  Dividends                                                   $          0.125     $           0.10    $           0.32
                                                              ================     ================    ================

Weighted average shares outstanding                                 26,238,196           26,238,196          26,238,196
                                                              ================     ================    ================


              (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                        SAVANNAH FOODS & INDUSTRIES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                  Capital in                        Minimum
                                                   Excess of                        Pension     Stock Held
                                        Common      Stated    Retained  Treasury   Liability    By Benefit
                                         Stock       Value    Earnings   Stock     Adjustment     Trust     Other       Total
                                       --------   ---------   --------- ---------  ----------   ---------- --------    --------

Balance at October 2, 1994             $ 17,365   $ 12,190   $202,065   $(31,275)  $ (8,210)   $      -    $ (3,961)   $188,174
     Net loss                                                  (3,493)                                                   (3,493)
     Cash dividends declared                                   (8,396)                                                   (8,396)
     Increase in minimum pension
       liability adjustment                                                          (6,632)                             (6,632)
     Increase in cumulative
       translation adjustment                                                                                  (425)       (425)
     Decrease in note receivable
       from employee stock
       ownership plan                                                                                           421         421
                                       --------   --------   --------   --------   --------    --------    --------    --------
Balance at October 1, 1995               17,365     12,190    190,176    (31,275)   (14,842)          -      (3,965)    169,649
     Net income                                                 5,972                                                     5,972
     Cash dividends declared                                   (2,624)                                                   (2,624)
     Decrease in minimum pension
       liability adjustment                                                             804                                 804
     Establish benefit trust with
       treasury stock (Note 11)                     11,449                15,426                (26,875)                      -
     Increase in fair market
       value of stock held by
       benefit trust (Note 11)                       8,125                                       (8,125)                      -
     Increase in cumulative
       translation adjustment                                                                                   (74)        (74)
                                       --------   --------   --------   --------   --------    --------    --------    --------
Balance at September 29, 1996            17,365     31,764    193,524    (15,849)   (14,038)    (35,000)     (4,039)    173,727
     Net income                                                31,705                                                    31,705
     Cash dividends declared                                   (3,280)                                                   (3,280)
     Increase in fair market
       value of stock held by
       benefit trust (Note 11)                      11,875                                      (11,875)                      -
     Decrease in minimum pension
       liability adjustment                                                          14,038                              14,038
     Decrease in cumulative
       translation adjustment                                                                                   499         499
                                       --------   --------   --------   --------   --------    --------    --------    --------
Balance at September 28, 1997          $ 17,365   $ 43,639   $221,949   $(15,849)  $      -    $(46,875)   $ (3,540)   $216,689
                                       ========   ========   ========   ========   ========    ========    ========    ========


              (The accompanying notes are an integral part of the
                      consolidated financial statements.)

                        SAVANNAH FOODS & INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Fiscal Year Ended
                                                             -----------------------------------------
                                                             September 28,  September 29,   October 1,
                                                                 1997          1996          1995
                                                             -------------  -------------  -----------

Cash flows from operations:
  Net income (loss)                                          $  31,705      $   5,972      $  (3,493)
  Adjustments to reconcile net income (loss) to
    net cash provided by operations -
      Depreciation and amortization                             23,435         27,994         28,314
      Impairment of long-lived assets (Note 3)                       -         10,280              -
      Extraordinary item, net of tax, related to
        financing activities                                       376            971              -
      Provision for deferred income taxes                        9,410         (5,173)          (207)
      Net loss on disposal of assets                               110          2,595            674
      Decreases (increases) in working capital -
        Accounts receivable                                      7,474         (9,118)         8,785
        Inventories                                             (6,979)        20,565        (17,781)
        Other current assets                                    (3,985)         7,924         (6,952)
        Trade accounts payable                                   3,055        (10,558)         6,306
        Other liabilities and accrued expenses                    (904)         1,110           (777)
      Funding of deferred employee benefits in
        excess of expense accrual                              (11,241)             -              -
      Other                                                        892         (2,713)         1,122
                                                             ---------      ---------      ---------
Cash provided by operations                                     53,348         49,849         15,991
                                                             ---------      ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                   (15,664)        (7,916)       (16,303)
  Proceeds from sale of property, plant and
    equipment                                                      960          2,538            784
  Sale of investments                                                -         13,869          3,615
  Business sales and (acquisitions)                                  -         12,500         (7,050)
  Use of escrowed industrial revenue bond funds
    for additions to property, plant and equipment                   -          3,253              -
  Other                                                              -           (182)        (2,182)
                                                             ---------      ---------      ---------
Cash (used for) provided by investing activities               (14,704)        24,062        (21,136)
                                                             ---------      ---------      ---------
Cash flows from financing activities:
  (Decrease) increase in short-term borrowings                  (7,500)       (14,800)        22,300
  Payments of long-term debt                                   (28,000)       (51,240)       (28,703)
  Debt prepayment charge, net of tax                              (376)          (971)             -
  Liquidation of unused industrial revenue
    bond escrow balances                                             -              -          5,742
  Dividends paid                                                (3,280)        (3,280)       (11,282)
  Other                                                           (111)           106            226
                                                             ---------      ---------      ---------
Cash used for financing activities                             (39,267)       (70,185)       (11,717)
                                                             ---------      ---------      ---------
Cash flows for year                                               (623)         3,726        (16,862)
Cash and cash equivalents, beginning of year                    15,300         11,574         28,436
                                                             ---------      ---------      ---------
Cash and cash equivalents, end of year                       $  14,677      $  15,300      $  11,574
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

                        SAVANNAH FOODS & INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:

         Nature of operations - The Company is engaged in the production, marketing and distribution of food products, primarily refined sugar. The Company produces a complete line of bulk and liquid sugars, packaged sugar, sugar envelopes and sugar products, including edible molasses and liquid animal feeds. The Company also packages and distributes other products such as custom made plastic cutlery meal kits, salt, pepper, artificial sweetener, non-dairy creamer and certain other products which complement its sugar business. Industrial and grocery markets served by the Company are the southeastern, midwestern and eastern parts of the United States, as well as Louisiana and Texas. Products for the foodservice market are distributed throughout the United States. The Company has one primary business segment - Sugar Products.

         Fiscal year - The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1997, 1996 and 1995 each included 52 weeks.

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

         Futures transactions and interest rate swaps - The Company uses futures contracts to manage its inventory and fuel positions, both to set pricing and to reduce the Company's exposure to price fluctuations. It also uses interest rate hedges to fix interest rates on current and anticipated borrowings to reduce exposure to interest rate fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities.

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

         Amortization of intangibles - The Company has intangible assets included in "Other assets" aggregating $7,637,000 and $9,529,000 at September 28, 1997 and September 29, 1996, respectively. Goodwill of $4,974,000 at September 28, 1997, and $5,378,000 at September 29, 1996, is being amortized over fifteen years on a straight-line basis, and other intangible assets are being amortized over five years on a straight-line basis. Amortization expense was $2,288,000, $2,341,000 and $2,169,000 for fiscal 1997, 1996 and 1995, respectively.

         When factors indicate that goodwill should be evaluated for impairment, the Company uses an estimate of the related operation's discounted cash flows over the remaining life of goodwill in measuring whether or not the goodwill is recoverable.

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

         Stock options - The Company measures stock-based compensation expense using the intrinsic value approach of Accounting Principles Board Opinion No.
25. Pro forma disclosures required by Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation are included in Note 10.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Pending Merger of the Company:

         On September 12, 1997, the Company entered into the Merger Agreement providing for the acquisition of the Company by Imperial Holly. Imperial Holly is a sugar refiner and beet processor headquartered in Sugar Land, Texas. Pursuant to the Merger Agreement, a wholly-owned subsidiary of Imperial Holly ("IHK Sub") initiated a cash tender offer on September 18, 1997 for 50.1% of the Company's outstanding Common Stock at a price of $20.25 per share. The tender offer was closed on October 16, 1997, resulting, on October 24, 1997, in the funding of the acquisition of 14,397,836 shares, or 50.1%, of the Company's Common Stock and a change in control of the Company. Pursuant to the Merger Agreement, IHK Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Imperial Holly (the "Merger"). Upon consummation of the Merger, the remaining shares of Company Common Stock will be exchanged for cash and common stock of Imperial Holly so that the aggregate number of shares of the Company's Common Stock to be converted into Imperial Holly common stock will be equal to 30% of all outstanding shares of the Company's Common Stock prior to the time of the cash tender offer. The Merger is expected to close in December 1997.

         Prior to entering into the Merger Agreement with Imperial Holly, the Company, on July 14, 1997, entered into a merger agreement with Flo-Sun Incorporated ("Flo-Sun"), a Florida based raw sugar producer and refiner. On August 25, 1997, Imperial Holly submitted a proposal to acquire the Company, and after negotiations between the Company and the two parties, the Company's
Board of Directors approved the Merger Agreement with Imperial Holly. In accordance with the Flo-Sun merger agreement, the Company paid Flo-Sun a $5,000,000 termination fee and reimbursed Flo-Sun $3,000,000 for expenses in connection with the proposed merger. This $8,000,000 along with the Company's legal fees and other expenses related to the proposed Flo-Sun merger comprise the majority of the $13,394,000 of merger expenses summarized in Note 13.

Note 3 - Impairment Loss:

         In the fourth quarter of fiscal 1996, the Company recorded a non-cash impairment loss of $10,280,000 ($6,476,000, or $.25 per share, net of tax) related to a write-down of the property, plant and equipment of the Company's Fremont, Ohio beet sugar facility. A decision was made in 1996 not to run the Fremont facility during fiscal 1997 due to the lack of a viable supply of sugarbeets and beet molasses. As a result, the projected future cash flows from this facility are less than the carrying value of the assets; therefore, an impairment loss has been recognized. The impaired assets include buildings and machinery and equipment used to manufacture, ship, and store refined sugar and its by-products. These assets were written down to their fair value based on the salvage value of the assets. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of and is not materially different than the amount that would have been recognized under the Company's previous policies. As of September 28, 1997 the Company does not plan on operating the Fremont facility during fiscal 1998.


Note 4 - Inventories:

         A summary of inventories by method of pricing and class is as follows:

                                         September 28, September 29,
                                             1997          1996
                                         ------------  ------------
                                               (In thousands)

Last-in, first-out                          $55,713     $35,311
First-in, first-out                           7,501       9,682
Moving average                               27,694      29,462
Specific identification                           -       9,474
                                            -------     -------
                                            $90,908     $83,929
                                            =======     =======


Raw materials and work-in-process           $30,720     $17,693
Packaging materials, parts and supplies      16,912      20,713
Finished goods                               43,276      36,049
Payments related to future inventory
         purchases                                -       9,474
                                            -------     -------
                                            $90,908     $83,929
                                            =======     =======

         The replacement cost of inventories exceeded reported cost by approximately $10,246,000 at September 28, 1997 and $8,233,000 at September 29, 1996.

Note 5 - Property, Plant and Equipment:


         Property, plant and equipment is summarized as follows:


                                       September 28,  September 29,
                                          1997            1996
                                       -------------  ------------
                                              (In thousands)

         Land                            $   7,769       $  7,498
         Buildings                          93,081         89,194
         Machinery and equipment           314,482        305,717
         Leasehold improvements              1,202          1,201
         Projects-in-process                 9,833          3,119
                                         ---------       --------
                                           426,367        406,729
         Less -
          Accumulated depreciation
           and amortization               (246,374)      (220,183)
                                         ---------       --------
                                         $ 179,993       $186,546
                                         =========       ========

         Repairs and maintenance expense was $26,460,000, $31,699,000 and $35,241,000 for fiscal 1997, 1996 and 1995, respectively.


Note 6 - Long-term Debt, Credit Arrangements and Leases:

     Long-term debt is summarized as follows:


                                                September 28,  September 29,
                                                   1997            1996
                                                ------------   -------------
                                                      (In thousands)

         Senior Notes - Series A at 8.35% of
            $19,941 and Series B at 7.15% of
            $5,059                              $      -       $ 25,000
         Notes payable to banks related to
            the ESOP                               9,815          9,815
         Industrial revenue bonds                 22,500         22,500
         Other long-term debt                      1,609          4,609
                                                --------       --------
                                                  33,924         61,924
         Less - Current portion                   (7,824)        (2,170)
                                                --------       --------
                                                $ 26,100       $ 59,754
                                                ========       ========


         The Company elected to prepay $25,000,000 of the Senior Notes in 1997. The Company incurred $376,000 (net of $236,000 income tax benefits), or $.01 per share, of related prepayment penalties which are reflected as an extraordinary item in the Consolidated Statement of Operations. The Company prepaid $35,000,000 of the Senior Notes in 1996 and incurred $971,000 (net of $570,000 income tax benefits), or $.04 per share, of related prepayment penalties.

         At September 28, 1997, the Company had $9,815,000 in notes payable related to the Employee Stock Ownership Plan (ESOP) and $22,500,000 of industrial revenue bonds. These notes and bonds carry tax-advantaged variable rates of interest equal to approximately 5.59% in 1997. The ESOP loans are payable as follows: $6,215,000 in fiscal 1998 and $3,600,000 payable in fiscal 1999 through fiscal 2001. The $22,500,000 industrial revenue bonds are payable as follows: $4,500,000 in 2000; $4,500,000 in 2001; $6,000,000 in $1,000,000
annual installments in 2002 through 2007; $3,500,000 in 2004; $2,500,000 in
$500,000 installments from 2001 through 2005; and $1,500,000 due in 2017. These bonds are secured by financing statements on project-related equipment, the cost of which approximates the bond amounts.

         On April 1, 1996, the Company entered into a $120,000,000 revolving credit facility which expires on January 1, 2000, and automatically extends by one year on each anniversary date of the agreement. On October 16, 1997, the Company reduced the amount of this revolving credit facility from $120,000,000 to $60,000,000 and amended the expiration date to a date not later than January 31, 1998. In general, this facility enables the Company to borrow funds at LIBOR plus 1/2% to 3/4%, depending upon achievement of specified financial targets. The Company pays an annualized facility fee of 1/10% and an annualized fee of 1/10% of the unused portion of the facility. As of September 28, 1997 the Company was in compliance with all of its debt covenants.

         Short-term borrowings, including borrowings under the Company's revolving credit facilities which were for temporary working capital needs, are summarized as follows:



                                                    Fiscal Year Ended
                                      ------------------------------------------
                                      September 28,  September 29,    October 1,
                                           1997         1996            1995
                                      -------------  -------------   ----------
                                                  (In thousands)

  Daily average outstanding borrowings    $ 5,789       $39,004       $31,373
  Daily weighted average interest rate       5.79%         5.66%         6.29%
  Maximum borrowings                      $45,000       $71,980       $68,500
  Amount outstanding at year-end          $     -       $ 7,500       $22,300


         The Company uses interest rate exchange agreements, more commonly called interest rate swaps, to manage its interest rate exposure. Swaps were entered into to fix the interest rate on variable debt at rates which the Company considered attractive at the time the agreements were consummated. When the Company entered into these agreements, it compared its anticipated interest costs to other long-term borrowing sources such as private placements and other fixed rate borrowing options. The notional amounts of swaps outstanding at September 28, 1997 and September 29, 1996 were $30,000,000. The fixed rates of interest for swaps outstanding during fiscal 1997 and 1996 were 8.83% and 8.66%, respectively. These swaps expire from December 1997 to February 1998. The effective fixed rate of swapped debt instruments during fiscal 1997 and 1996 was 7.53% and 7.76%, respectively. Accordingly, the Company has realized its desired objectives in the use of these financing instruments. If the Company had canceled these agreements as of September 28, 1997, it would have been required to pay the counter-parties to the agreements an aggregate amount of $188,047.

         The Company has also entered into forward swap agreements for periods ranging from 1998 to 2004 which fix the rate on the following debt: $20,000,000 in 1998-1999, $30,000,000 in 2000, $50,000,000 in 2001, $90,000,000 in 2002 and
$80,000,000 in 2003-2004. The Company
entered into these agreements to fix the rate on variable rated debt intended to be borrowed during this time period. The swaps require the Company to pay fixed rates ranging from 6.5% to 7.0% against 90 day LIBOR. These transactions were entered into to protect the Company against interest rate increases and to fix future interest rates at rates the Company considers attractive. If the Company had canceled these agreements as of September 28, 1997, it would have been required to pay an aggregate amount of $187,794.

         Interest expense was $6,850,000 in fiscal 1997, $12,355,000 in fiscal 1996, and $14,847,000 in fiscal 1995. Cash payments of interest were $6,138,000 in fiscal 1997, $12,945,000 in fiscal 1996, and $13,620,000 in fiscal 1995.

         Annual maturities of long-term debt each year for the next five fiscal years are $7,824,000 in 1998, $500,000 in 1999, $5,000,000 in 2000, $7,600,000
in 2001, $1,500,000 in 2002, and $11,500,000 in subsequent years through 2017.

         Lease expense related to operating leases aggregated $2,098,000, $2,081,000, and $1,552,000 in fiscal 1997, 1996 and 1995, respectively. Lease commitments on operating leases exceeding one year for fiscal 1998, 1999, 2000, 2001 and 2002 are $1,255,000, $1,156,000, $1,124,000, $504,000 and $504,000,
respectively.

Note 7 - Income Taxes:

         Pre-tax income for all years presented was taxed exclusively in the United States. The provision for (benefit from) income taxes is comprised of the following:


                                                     Fiscal Year Ended
                                          -----------------------------------------
                                          September 28,  September 29,   October 1,
                                               1997           1996          1995
                                          -------------  -------------  ------------
                                                         (In thousands)

  Current federal                             $ 7,990      $ 6,092       $(1,515)
  Current state                                 1,500        1,249          (863)
  Deferred federal                              8,564       (4,357)         (271)
  Deferred state                                  846         (816)           64
                                              -------      -------       -------
  Provision for (benefit from)
       income taxes                           $18,900      $ 2,168       $(2,585)
                                              =======      =======       =======

  Tax effect of change in:
       Minimum pension liability adjustment   $ 8,607      $   507       $(4,716)
       Cumulative translation adjustment          306          (45)         (261)
                                              -------      -------       -------
                                              $ 8,913      $   462       $(4,977)
                                              =======      =======       =======

         Cash payments for income taxes amounted to $19,837,000, $537,000 and $6,637,000 for fiscal 1997, 1996 and 1995, respectively.

         Deferred income tax assets (liabilities) are comprised of the following:

                                            September 28,  September 29,
                                                 1997         1996
                                            -------------  -------------
                                                    (In thousands)

   Loss on impairment of long-lived assets   $  3,906       $  3,906
   Depreciation                               (23,916)       (21,658)
   Other postretirement benefits               12,928         12,565
   Accrued pension liability                   (5,407)         8,796
   Deferred compensation                        8,968          7,743
   Tax benefit purchases                            -         (1,143)
   Other non-current                            3,133          4,009
                                             --------       --------
   Total net non-current (liability) asset       (388)        14,218
                                             --------       --------

   Other accrued expenses                         885          2,288
   Inventory                                   (2,078)          (243)
   Other current                                  609            980
                                             --------       --------
   Total net current (liability) asset           (584)         3,025
                                             --------       --------
   Net deferred (liability) asset            $(   972)      $ 17,243
                                             ========       ========

         A reconciliation between the provision for (benefit from) income taxes and the amount computed by applying the U. S. federal income tax rate to income before income taxes and extraordinary item is as follows:


                                                       Fiscal Year Ended
                                            -----------------------------------------
                                            September 28,  September 29,    October 1,
                                                 1997         1996            1995
                                            -------------  -------------   ----------
                                                         (In thousands)

   Computed "expected" tax expenses (benefit)  $ 17,712       $ 3,292       $(2,127)
   Increases (reductions) in taxes
          resulting from:
          State income taxes, net of federal
                  income tax benefit              1,524           224           280
          Tax-free income earned                   (756)         (221)         (120)
          Tax rate benefit of NOL carryback           -          (600)            -
          Merger costs                              177             -             -
          Other                                     479            43          (618)
                                              ---------       -------       -------
                                                 19,136         2,738        (2,585)
   Extraordinary item                              (236)         (570)            -
                                              ---------       -------       -------
   Provision for (benefit from) income taxes   $ 18,900       $ 2,168       $(2,585)
                                               ========       =======       =======

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

         The Company's contribution policy for all pension plans is to contribute at least the minimum amount required by the Employee Retirement Income Security Act. At September 28, 1997, the assets of these plans are invested primarily in commingled institutional stock and bond funds and cash equivalents.

         The following table sets forth the status of the Company's qualified defined benefit pension plans and the pertinent assumptions used in computing this information as of the end of each respective year:

                                             September 28,      September 29,
                                                 1997                1996
                                             -------------      -------------
                                                   (In thousands)
  Actuarial present value of benefit
        obligation based on current
        compensation:
               Vested                        $ (90,985)         $ (80,235)
               Nonvested                        (1,580)            (6,216)
                                             ---------          ---------
  Accumulated benefit obligation               (92,565)           (86,451)
  Increase in present value of benefit
        obligation to reflect projected
        compensation increases                  (9,371)            (4,846)
                                             ---------          ---------
  Projected benefit obligation                (101,936)           (91,297)
  Plan assets at fair value                    100,537             72,533
                                             ---------          ---------
  Projected benefit obligation
        in excess of plan assets                (1,399)           (18,764)
  Unrecognized prior service cost                 (162)              (193)
  Unrecognized net loss                         26,990             29,810
  Unrecognized net asset at transition            (230)            (1,276)
  Adjustment required to recognize
        minimum liability                            -            (23,495)
                                             ---------          ---------
  Pension asset included in
        "Other assets" and pension
        (liability) included in "Deferred
        employee benefits"                   $  25,199          $ (13,918)
                                             =========          =========

  Actuarial assumptions:
        Discount rate                              7.5%               7.5%
        Projected salary increases                 4.5%               4.5%


         Pension expense and the assumed rate of return on plan assets used to calculate it are summarized as follows:


                                                           Fiscal Year Ended
                                                ---------------------------------------
                                                September 28,  September 29,  October 1,
                                                    1997          1996          1995
                                                ------------   ------------   ---------
                                                             (In thousands)

   Costs related to services provided
               by employees during the year     $   2,104      $ 2,070        $ 2,250

   Interest cost on projected benefit
      obligation                                    6,846        6,874          6,601
   Actual gain on plan assets                     (17,023)      (5,939)        (6,390)
   Net amortization and deferrals                  10,689          659            437
                                                 --------      -------        -------
   Pension expense related to defined
               benefit plans                        2,616        3,664          2,898

   Supplemental pension benefits                      217          205            190
                                                 --------      -------        -------

               Total pension expense             $  2,833      $ 3,869        $ 3,088
                                                 ========      =======        =======

   Actuarial assumption:
      Expected long-term rate of
         return on plan assets                        9.5%         9.5%           9.5%

         The Company has an unqualified Supplemental Executive Retirement Plan
(SERP) which it amended in 1996 by freezing the years of credited service for participants as of June 30, 1996. This modification reduced the "projected benefit obligation" at September 29, 1996 by $3,689,000. The actuarially determined expense related to the SERP is summarized as follows:



                                                       Fiscal Year Ended
                                            -------------------------------------
                                            September 28, September 29, October 1,
                                                1997         1996           1995
                                            ------------- ------------- ----------
                                                        (In thousands)

   Costs related to services provided
          by employees during the year        $    -       $   316       $  283
   Interest cost on projected benefit
      obligation                                 908           928          912
   Net amortization and deferrals                136           203          169
   Net curtailment gain                            -          (189)           -
   Total pension expense related to           ------       -------       ------
      SERP plan                               $1,044       $ 1,258       $1,364
                                              ======       =======       ======


         The table below summarizes the status of the SERP plan and the pertinent assumptions used in computing this information at the end of each respective year:

                                       September 28,     September 29,
                                            1997              1996
                                       -------------     -------------
                                                (In thousands)
  Actuarial present value of benefit
         obligation based on current
         compensation:
               Vested                       $ (9,659)       $ (7,770)
               Nonvested                         (61)           (648)
                                            --------        --------
  Accumulated benefit obligation              (9,720)         (8,418)
  Increase in present value of benefit
         obligation to reflect projected
         compensation increases               (3,544)         (2,613)
                                            --------        --------
  Projected benefit obligation               (13,264)        (11,031)

  Unrecognized prior service cost                  -               -
  Unrecognized net loss                        2,666             700
  Adjustment required to recognize
         minimum liability                         -            (273)
                                            --------        --------
  Pension liability included in
         "Deferred employee benefits"       $(10,598)       $(10,604)
                                            ========        ========

  Actuarial assumptions:
         Discount rate                           7.5%            7.5%
         Projected salary increases              4.5%            4.5%


         In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded an additional minimum liability at September 29, 1996 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued (prepaid) pension expense for its pension and SERP plans. The additional liability has been offset by an intangible asset which is included in "Other assets" to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded net of the related deferred tax benefit as a reduction of stockholders' equity of $14,038,000 at September 29, 1996. As a result of significant funding and improved asset performance during fiscal 1997, the Company was not required to record an additional minimum pension liability at September 28, 1997.

Note 9 - Other Retirement and Benefit Plans:

         The Company has a deferred compensation program, which it modified in 1996. The modification, effective June 30, 1996, terminated all additional employee deferrals and reduced the guaranteed rate of interest paid on amounts deferred by active nonemployee directors to 8% initially, and then to the prime rate in effect on each January 1. This program allowed directors and certain management employees to defer all or a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. In effect, such amounts deferred are unsecured loans to the Company. The deferred salaries and interest at the market rate are accrued as incurred. Interest above the market rate is accrued over the vesting period. The interest expense related to the Company's deferral plan was $2,529,000 in 1997, $2,523,000 in 1996, and $2,320,000 in
1995.

         In addition to the above deferred compensation program for directors and certain management employees, the Company maintains two stock-based deferred compensation programs for non-employee directors. See Note 10 - Stock-Based Compensation for an explanation of these programs.

         The Company has included in "Deferred employee benefits" $23,661,000 at September 28, 1997 and $20,524,000 at September 29, 1996 to reflect its liability under its deferred compensation programs. As of September 28, 1997, payments required to be made to participants in these programs for the next five fiscal years are approximately $1,510,000 in 1998, $1,607,000 in 1999, $1,939,000 in 2000, $2,921,000 in 2001 and $2,323,000 in 2002.

         Subsequent to September 28, 1997, Imperial Holly purchased
50.1% of the Company's Common Stock. As a result, the "change in control" provisions of the nonemployee directors deferred compensation programs were implemented. These provisions allow the nonemployee directors the option of electing to receive immediate payment of their vested balances in these programs. After these elections were made, payments required to be made to participants in these programs for the next five fiscal years are approximately $7,707,000 in 1998, $1,607,000 in 1999, $1,930,000 in 2000, $2,029,000 in 2001
and $2,058,000 in 2002.

         The Company sponsors 401(k) plans in which substantially all non-bargaining employees and certain bargaining unit employees are eligible to participate. These plans allow eligible employees to save a portion of their salary on a pre-tax basis. The Company makes monthly contributions to these plans which aggregated $416,000 in 1997, $449,000 in 1996, and $437,000 in 1995.

         The Company also sponsors an Employee Stock Ownership Plan (ESOP). Substantially all non-bargaining employees participate and receive shares in their account at the discretion of the Board of Directors. Expenses related to this plan have been immaterial in 1997, 1996, and 1995.

         Under the terms of the Company's short-term incentive compensation program, $5,635,000 was accrued in "Other liabilities and accrued expenses" at September 28, 1997.

         The Company also sponsors benefit plans that provide postretirement health care and life insurance benefits to certain employees who meet the applicable eligibility requirements. The cost of postretirement health care and life insurance benefits is summarized as follows:


                                                     Fiscal Year Ended
                                          --------------------------------------
                                          September 28, September 29, October 1,
                                               1997          1996       1995
                                          ------------  ------------- ---------
                                                       (In thousands)
   Costs related to services provided by
          employees during the year        $  430      $  520      $  476
   Interest cost on accumulated benefit
          obligation                        2,370       2,408       2,447
                                           ------      ------      ------
   Total postretirement benefit expense    $2,800      $2,928      $2,923
                                           ======      ======      ======


         The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, and the pertinent assumptions used to compute this information are as follows:


                                      September 28,  September 29,
                                           1997           1996
                                      -------------  -------------
                                             (In thousands)

  Accumulated postretirement benefit
         obligation:
               Retirees                $(23,513)       $(20,594)
               Active participants       (5,961)        (11,865)
                                       --------        --------
  Accumulated benefit obligation        (29,474)        (32,459)
  Unrecognized net gain                  (5,325)         (1,329)
                                       --------        --------
  Accrued postretirement benefit
         obligation included in
         "Deferred employee benefits"  $(34,799)       $(33,788)
                                        =======        ========

  Actuarial assumptions:
         Discount rate                      7.5%            7.5%
         Health care cost trend rate -
               Fiscal 1997 - 1999           7.5%            7.5%
               Fiscal 2000 - 2004           6.0%            6.0%
               Thereafter                   5.0%            5.0%


Increasing the health care cost trend rate assumption by one percentage point would have increased the accumulated postretirement benefit obligation as of September 28, 1997 by approximately $1,597,000 and would have increased postretirement benefit expense by approximately $221,000 in fiscal 1997.


Note 10 - Stock-Based Compensation:


         The Company has four stock-based compensation plans which are described below.


         On December 16, 1996, the Board of Directors adopted the 1996 Equity Incentive Plan and granted options for employees to purchase 187,558 shares of Common Stock. The options granted vested over a three-year period. Under the terms of the Merger Agreement with Imperial Holly, the 187,558 options became vested, and employees holding these options will, in general, receive cash for the difference between $20.25 and their exercise price of $13.94, and the options and the plan will be canceled. The cost related to this plan was $43,000 in fiscal 1997.

         In fiscal 1996 the Company had entered into an agreement which granted the Company's Chairman of the Board an option to purchase 100,000 shares of Common Stock. This option was surrendered back to the Company in 1997 unexercised and there are no continuing rights under this option.

         To make accounting estimates to calculate the fair value of the above options at the date of grant using the Black-Scholes option pricing model, the Company assumed a dividend yield of 1.0%, expected volatility of 36.5%, a risk free interest rate of 6.2%, and an expected life of 5 years. If compensation costs for options had been recorded based on the fair value of the options at the date of grant, such costs, and reported net income, would have changed by insignificant amounts.

         The Company maintains two share unit plans for the non-employee members of its Board of Directors ("Outside Directors"). One plan relates to the modification of prior deferred compensation agreements and the other relates to annual retainers paid to the Directors after June 30, 1996.

         Effective June 30, 1996, the existing deferred compensation agreements with all active Outside Directors were modified to reduce the guaranteed interest rate to 8%, and then to the prime rate in effect on each January 1. The effect of this modification is estimated to have reduced the present value, as of June 30, 1996, of the payments which ultimately will be paid to the Outside Directors under the related deferred compensation agreements by $2,600,000. As consideration for the reduction in the interest rate credited on the Outside Directors' deferred compensation, a Supplemental Share Unit Plan was established for these Directors. This plan granted 111,619 share units (a share unit is the equivalent of one share of Company Common Stock) to these Directors at an $11.00 per share unit price. At the $11.00 per share unit price these share units had a value of $1,228,000 compared to the $2,600,000 reduced value of the deferred compensation agreements. The value of each share unit fluctuates based on the highest daily closing price of the Company's Common Stock during the preceding twelve-month period. Dividend equivalents are reinvested in additional share units.

         Under the terms of the Merger Agreement with Imperial Holly Corporation, these share units were valued at $20.25 and the Outside Directors have the option to receive cash upon consummation of the Merger, or to defer the cash value of such share units and to receive interest at the prime rate.

         The Board of Directors adopted a Non-Employee Directors' Compensation Plan as of July 1, 1996. Under this plan, the annual compensation paid to the Directors as a retainer was set at 1,820 share units per year for 5 1/2 years. Each Director vests in 455 share units on the last day of each calendar quarter, as long as the Director remains on the Board of Directors.

         Under this plan, 110,110 share units were granted which covered the 5 1/2 year term of the Plan. In fiscal 1997, 8,645 shares were forfeited. In fiscal 1996 and fiscal 1997, respectively, 5,005 and 19,110 share units vested. Under the terms of the Plan, when Imperial Holly successfully tendered for 50.1% of the outstanding shares of the Company, 69,615 share units, which would have been received through the 5 1/2 year Plan term, became vested. All vested share units were valued at $20.25 and the Outside Directors have the option to receive cash upon consummation of the Merger, or to defer the cash value of such share units and to receive interest at the prime rate.

         The expense related to the two share unit plans for the Outside Directors was $951,000 in fiscal 1997 and $1,633,000 in fiscal 1996.

Note 11 - Stockholders' Equity and Benefit Trust:

         The Certificate of Incorporation of the Company, as amended, authorizes a class of preferred stock to consist of up to 1,000,000 shares of $.50 par value stock. The Board of Directors can determine the characteristics of the preferred stock without further stockholder approval.

         During fiscal 1996, the Company established a Benefit Trust (the "Trust") with 2,500,000 shares of treasury stock. The purpose of this Trust was to enhance the Company's financial flexibility to provide funds to satisfy its obligations under various employee benefit plans and agreements. The employee benefits payable from the Trust are primarily included in the $69,058,000 "Deferred employee benefits" liability. Shares held by the Trust are not considered outstanding for earnings per share calculations until they are sold, but are considered outstanding for shareholder voting purposes. The shares are voted based upon the voting results of the shares held in the Company's Employee Stock Ownership Plan.

         To record this transaction, the Company reduced "Treasury stock" by the average cost of these shares to the Company, or $15,426,000, and the fair market value of the stock was recorded as "Stock held by benefit trust" to reflect a note payable to the Company for the market value of the 2,500,000 shares of stock. "Capital in excess of stated value" was increased for the difference of $11,449,000 between the cost of the shares and their fair value. Each quarter, "Stock held by benefit trust" is adjusted to the fair market value of the shares held in the Trust, and an adjustment for the same amount is made to "Capital in excess of stated value". At September 28, 1997, the market value of the stock was $18.75 per share.

         Once the tender offer and Merger with Imperial Holly is completed as discussed in Note 2, the Benefit Trust will have received an estimated $38,415,000 and 921,000 shares of Imperial Holly Corporation common stock. Under the terms of the Trust, as amended, the cash received from the tender offer was used to repay to the Company the note payable due for the shares, plus accrued interest, aggregating $27,621,000. The balance of the cash will be used to purchase common stock of Imperial Holly. This purchased stock, along with the 921,000 shares of Imperial Holly common stock received in the Merger, can only be used to either make, or to reimburse Imperial Holly for, payments due to Savannah Foods employees and retirees for liabilities under deferred compensation plans aggregating $23,661,000 and under supplemental executive retirement plans aggregating $10,598,000 at September 28, 1997.


Note 12 - Commitments and Contingencies:

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

         As of the end of fiscal 1997, the Company has resolved substantially all of the claims by the United States Customs Service (Customs) in the Company's favor. Customs had alleged that drawback claims prepared by the Company for certain export shipments of sugar during the years 1984 to 1988 were technically and/or substantively deficient and that the Company, therefore, was not entitled to amounts previously received under these drawback claims. The Company disputed Customs' findings and has been vigorously protesting this matter with Customs.

         The Company has employment agreements with certain senior management which contain "change in control" provisions. The Company could be required to pay up to $5,900,000 to these employees as a result of Imperial Holly's purchase of 50.1% of the Company's Common Stock.

Note 13 - Quarterly Financial Information (Unaudited):


         Unaudited quarterly financial information for fiscal 1997 and 1996 is as follows:

                                    First       Second      Third       Fourth
                                    Quarter     Quarter    Quarter      Quarter
                                    -------     -------    -------      -------
                                    (In thousands except for per share amounts)
Fiscal 1997
-----------

Net sales                          $303,121    $276,489    $303,546    $308,683
Gross profit                         37,652      36,355      40,446      39,884
Other costs                               -           -           -     (13,394)
Income from operations               16,408      16,354      19,681       5,215

Income before extraordinary item      9,148       8,829      11,402       2,702
  Per share                             .35         .34         .43         .10

Net income                            9,148       8,829      11,026       2,702
  Per share                             .35         .34         .42         .10

Fiscal 1996
-----------

Net sales                          $304,409    $250,804    $287,462    $303,657
Gross profit                         27,937      24,951      31,151      34,075
Impairment loss                           -           -           -     (10,280)
Other costs                           1,525      (3,800)          -      (1,099)
Income from operations                8,550         162      10,906       2,181

Income (loss) before
 extraordinary item                   3,543      (2,043)      4,726         717
     Per share                          .14        (.08)        .18         .03

Net income (loss)                     3,543      (2,043)      4,028         444
  Per share                             .14        (.08)        .15         .02

"Other costs" included above and in the Consolidated Statements of Operations include the following:

                                                            First    Second      Third       Fourth
                                                           Quarter   Quarter    Quarter      Quarter
                                                           -------   -------    -------      -------
                                                                        (In thousands)
Fiscal 1997
-----------

Merger related costs:
Termination fee and expenses                              $     -   $     -     $     -      $ (8,000)
Legal and administrative expenses                               -         -           -        (3,894)
Cost of workforce reduction                                     -         -           -        (1,500)
                                                          -------   -------     -------      --------
Other costs                                               $     -   $     -     $     -      $(13,394)
                                                          =======   =======     =======      ========
Fiscal 1996
-----------

Net gain (loss) on asset disposals                         $1,525   $(3,800)    $     -      $   (376)
Cost of workforce reduction                                     -         -           -          (723)
                                                          -------   -------     -------      --------
Other costs                                                $1,525   $(3,800)    $     -      $ (1,099)
                                                          =======   =======     =======      ========


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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of Savannah Foods & Industries, Inc.

         Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 12, 1997 among Imperial Holly Corporation, IHK Merger Sub Corporation and Savannah Foods & Industries, Inc. (the "Merger Agreement"), on October 24, 1997, Lee B. Durham, Jr., Robert L. Harrison, James M. Reed, F. Sprague Exley, John D. Carswell, Dale C. Critz and Arthur M. Gignilliat, Jr. resigned from the Board of Directors of the Company and seven representatives of Imperial Holly were appointed to the Board.

         The Board of Directors currently consists of 12 members. Each Director holds office until such Director's successor is elected and qualified or until such Director's earlier resignation, death or removal.

         Set forth below is information with respect to standing members of the Board of Directors as of December 1, 1997.

W. WALDO BRADLEY                Chairman of the Board of Bradley Plywood
Chairman,                       Corporation, Savannah, Georgia, a
Bradley Plywood Corporation     wholesale distributor of building materials.
Age: 63                         He also serves as a Director of First Union
Director since: 1979            Corporation, Charlotte, North Carolina, and
Present term expires: 1999      AGL Resources, Inc., Atlanta, Georgia.


PETER C. CARROTHERS             Officer of Imperial Holly Corporation
Managing Director,              since 1994.  Managing Director and Senior
Imperial Holly Corporation      Vice President - Operations from 1994 to
Age: 58                         present.  PepsiCo Foods International, Vice
Director since: 1997            President - Logistics from 1990 to 1994.
Present term expires: 2000

R. EUGENE CARTLEDGE                 Former Chairman of the Board of Directors
Director,                           of Savannah Foods & Industries, Inc., a
Savannah Foods & Industries, Inc.   position he held from April 1996 to October
Age: 68                             1997.  Retired Chairman and Chief
Director since: 1995                Executive Officer of Union Camp Corporation,
Present term expires: 2000          a position he held from 1986 to 1994.  He is
                                    also a Director of Union Camp Corporation,
                                    The Sun Company, Delta Airlines, Inc.,
                                    Blount, Inc., Chase Brass Industries, and
                                    UCAR International Inc.


DOUGLAS W. EHRENKRANZ               Officer of Imperial Holly Corporation
Managing Director,                  since 1995. Managing Director from April
Imperial Holly Corporation          1997 to present  and Vice President - Sales
Age: 40                             and Marketing from 1995 to present.
Director since: 1997                Marketing Manager with PepsiCo's Taco Bell
Present term expires: 1999          subsidiary from 1993 to 1994 and served in
                                    various positions at Procter & Gamble
                                    Corporation from 1979. His last position at
                                    Procter & Gamble before joining PepsiCo was
                                    Category Sales Manager for Folgers Coffee.


ROGER W. HILL                       Director of Imperial Holly Corporation
Managing Director,                  since 1988.  Managing Director of Imperial
Imperial Holly Corporation          Holly Corporation from 1996 to present.
Age: 58                             President and CEO Holly Sugar Corporation
Director since: 1997                from 1988 to present.
Present term expires: 2000


JAMES C. KEMPNER                    Director of Imperial Holly Corporation
President,                          since 1988. President, Chief Executive
Chief Executive Officer and         Officer and Chief Financial Officer of
Chief Financial Officer,            Imperial Holly Corporation from 1993 to
Imperial Holly Corporation          present.  Executive Vice President and Chief
Age: 58                             Financial Officer of Imperial Holly
Director since: 1997                Corporation from 1988 to 1993. He is also a
Present term expires: 2000          Director of Bouygues Offshore S.A.

KAREN L. MERCER                   Officer of Imperial Holly Corporation
Vice President and Treasurer,     since 1994. Vice President and Treasurer from
Imperial Holly Corporation        April 1997 to present.  Treasurer from
Age: 35                           1994 to April 1997.  Texas Commerce Bank,
Director since: 1997              N.A. Vice President - Commercial Lending in
Present term expires: 1998        1993.  First City, Texas - Houston, N.A.
                                  various positions from 1988 to 1993.


JOHN A. RICHMOND                  Officer of Imperial Holly Corporation
Managing Director,                since 1991. Managing Director from April 1997
Imperial Holly Corporation        to present and Vice President -
Age: 50                           Operations from 1995 to present.  Holly Sugar
Director since: 1997              Corporation, Senior Vice President and General
Present term expires: 1999        Manager - Beet Sugar Operations from 1993
                                  to 1995. Holly Sugar Corporation, Senior
                                  Vice President and General Manager - Eastern
                                  Division from 1992 to 1993.


WILLIAM F. SCHWER                 Officer of Imperial Holly Corporation
Managing Director,                since 1989. Managing Director from 1995 to
Imperial Holly Corporation        present.  Senior Vice President and General
Age: 50                           Counsel from 1993 to 1995.  Vice President
Director since: 1997              and General Counsel from 1990 to 1993.
Present term expires: 1998


WILLIAM W. SPRAGUE III            President and Chief Executive Officer of
President and Chief Executive     Savannah Foods & Industries, Inc. since
Officer,                          1995.  President and Chief Operating Officer
Savannah Foods & Industries, Inc. from 1993 to 1995.  Vice President -
Age: 41                           Sales from 1991 to 1993.  Mr. Sprague first
Director since: 1990              joined the Company in 1983.
Present term expires: 1999



HUGH M. TARBUTTON                 President of Sandersville Railroad
President,                        Company, Sandersville, Georgia.  Vice-President
Sandersville Railroad Company     & Treasurer of B-H Transfer Co.
Age: 65
Director since: 1971
Present term expires: 1999

ARNOLD TENENBAUM                  President of Chatham Steel Corporation.
President,                        Chatham Steel is a wholesale distributor of
Chatham Steel Corporation         metal products.  It has branches in five
Age: 61                           states.  Mr. Tenenbaum is on the Board of
Director since: 1989              Directors of First Union Bank of Savannah,
Present term expires: 1998        First Union Bank of Georgia, Savannah
                                  Electric and Power Company, Blue Cross and
                                  Blue Shield of Georgia, Cerulean Workplace
                                  Health, and the Georgia Lottery
                                  Corporation.

         On October 24, 1997 R. Eugene Cartledge resigned as Chairman of the Board of Directors.

         On April 17, 1997 Robert S. Jepson, Jr. resigned from the Board of Directors of the Company.

Management of Savannah Foods & Industries, Inc.

         In addition to William W. Sprague III, who also serves as a Director, the following individuals serve as Executive Officers of the Company:


DAVID H. ROCHE                   Mr. Roche, age 50, first joined Michigan
Senior Vice President            Sugar Company in 1976, and assumed his present
President - Savannah Foods       office in 1996.  Prior to that he served
Industrial, Inc.                 Michigan Sugar Company as President and Chief
President - Michigan Sugar       Operating Officer, Executive Vice President and
Company                          Vice President - Administration.


JAMES M. KELLEY                  Mr. Kelley, age 54, first joined the Company
Senior Vice President            in 1973, and was elected to his present
President - Dixie Crystals(R)    office in 1995.  Prior to that he served as
Brands, Inc.                     President - Dixie Crystals(R) Foodservice, Inc.
                                 and as Assistant Vice President - Foodservice
                                 Division.


GREGORY H. SMITH                 Mr. Smith, age 48, first joined the Company
Senior Vice President            in 1978, and was elected to his present
Chief Financial Officer and      office in 1995.  Prior to that he served as Vice
Treasurer                        President - Finance, Treasurer, Vice President
                                 - Corporate Development, Chief Information
                                 Officer, and Corporate Controller.


BENJAMIN A. OXNARD, JR.          Mr. Oxnard, age 63, first joined the Company
Senior Vice President - Raw      in 1983 as Vice President - Raw Sugar.  He
Sugar                            was elected to his present office in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

         Based solely upon the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's Executive Officers, Directors and more than 10% stockholders were complied with, except that 1) in May 1997, Mr. Exley, the Company's Senior Vice President - Human Resources & Administration, reported the sale of 100 shares which should have been reported in March 1997, and 2) in October 1997, Mr. Sprague III, the Company's President and CEO, reported that he had resigned as trustee from a trust of which he was a trustee and a beneficiary. His resignation should have been reported in September 1997.

Item 11. Executive Compensation

         The following tables sets forth the compensation awarded to, earned by, or paid to each person who served as the Company's Chief Executive Officer during its most recent fiscal year and of its four other most highly compensated Executive Officers during such year:

                           Summary Compensation Table
                           --------------------------

                                                                                       Long-Term Compensation
                                                                                -------------------------------------
                                                    Annual Compensation                   Awards            Payouts
                                             ---------------------------------- -------------------------- ---------- ------------
                                                                       Other
                                                                      Annual      Restricted                           All Other
                                                                      Compen-       Stock        Option/      LTIP      Compen-
Name and                            Fiscal      Salary      Bonus     sation        Awards        SARs       Payous      sation
Principal Position                 Year(1)       ($)         ($)      ($)(2)         ($)           (#)        ($)        ($)(3)
--------------------------------- ---------- ------------ --------- ----------- -------------- ----------- ---------- ------------
William W. Sprague III               1997      414,595     306,801       0            0           9,256        0             5,276
  President & Chief                  1996      365,400        0          0            0             0          0             5,704
  Executive Officer                  1995      362,460        0          0            0             0          0            13,131

James M. Kelley                      1997      245,000     145,040       0            0           5,274        0             9,843
  Senior Vice President              1996      211,768        0          0            0             0          0             7,095
  President - Dixie                  1995      209,396        0          0            0             0          0             6,809
  Crystals(R) Brands, Inc.

David H. Roche                       1997      245,000     145,040       0            0           5,274        0               641
  Senior Vice President              1996      194,230        0          0            0             0          0             3,801
  President - Savannah               1995      195,896        0          0            0             0          0             4,073
  Foods Industrial, Inc.
  President - Michigan
  Sugar Company

Gregory H. Smith                     1997      192,615     99,775        0            0           4,197        0             2,166
  Senior Vice President              1996      185,000        0          0            0             0          0               280
  Chief Financial Officer            1995      160,834        0          0            0             0          0               352
  and Treasurer

F. Sprague Exley (4)                 1997      189,569     98,197        0            0           4,111        0             7,886
  Senior Vice President -            1996      185,000        0          0            0             0          0             9,911
  Human Resources &                  1995      147,898        0          0            0             0          0            15,570
  Administration
------------------------------------------------------------------------------- --------------------------------------------------

       (1) The Company's fiscal year ends on the Sunday closest to September 30.

       (2) "Perquisites" do not exceed $50,000 or 10% of total salary and bonus.

       (3) "All Other Compensation" for fiscal 1997 includes: (i) above market earnings accrued on deferred compensation (Mr. Sprague III - $2,872; Mr. Kelley - $7,903; Mr. Roche - $0; Mr. Smith - $0; Mr. Exley - $7,396), and (ii) amounts contributed to defined contribution retirement plans (Mr. Sprague III - $2,404; Mr. Kelley - $1,940; Mr. Roche - $641; Mr. Smith - $2,166; Mr. Exley - $490).

       (4) Mr. Exley terminated his employment with the Company effective November 30, 1997.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                                  Number of
                                 securities      % of total
                                 underlying     options/SARs                  Market                    Grant
Individual Grants (1)            options/SARs    granted to      Exercise    price on                   date
Name                               granted      employees in     or base     date of    Expiration     present
                                     (#)        fiscal year       price       grant        date        value (2)
---------------------------------------------------------------------------------------------------------------
William W. Sprague III            9,256            4.9%         $13.9375    $13.9375    12/16/2006     $55,999

James M. Kelley                   5,274            2.8%         $13.9375    $13.9375    12/16/2006     $31,908

David H. Roche                    5,274            2.8%         $13.9375    $13.9375    12/16/2006     $31,908

Gregory H. Smith                  4,197            2.2%         $13.9375    $13.9375    12/16/2006     $25,392

F. Sprague Exley                  4,111            2.2%         $13.9375    $13.9375    12/16/2006     $24,872
---------------------------------------------------------------------------------------------------------------


     (1) The options were granted by the Board of Directors on December 16, 1996 pursuant to the 1996 Equity Incentive Plan (the "Plan") and became exercisable as follows: 33 1/3%, 66 2/3% and 100% on the first, second and third anniversary, respectively, of the date the option was granted. As a result of Imperial Holly's successful tender offer for 50.1% of the Company's Common Stock, a "change in control" as defined in the Plan occurred and in accordance with the terms of the Plan, the options became fully vested and immediately exercisable with the holders of the options having the right to require, within 10 business days of such change in control, the Company to purchase the options from the holder for an aggregate amount of the then fair market value of the Common Stock less the $13.9375 exercise price. On October 31, 1997, Mr. Smith elected to receive cash for his options in conjunction with this provision. Pursuant to the Merger Agreement, at the completion of the Merger, each unexpired and unexercised option shall, at the election of the holder, i) be converted into an option to purchase Imperial Holly common stock or ii) be canceled with the holder receiving in cash the difference between $20.25 per share and the $13.9375 exercise price.

     (2) The grant date present value was calculated using the Black-Scholes model. The assumptions used in the valuation were as follows: expected volatility - 36.52%, risk-free rate of return - 6.17%, dividend yield - 1.0%, and time of exercise - 5 years.

Pension Plans

         The Company has in effect a non-contributory pension plan which applies to substantially all non-bargaining unit employees, including Executive Officers. The normal retirement age under the plan is 65. When an employee retires, several forms of benefit payments are available, including an actuarially reduced benefit to provide a surviving spouse's annuity of 50%, 75%, or 100% of the employee's reduced pension. The basic payment formula is 1.75% of the final three-year average of earnings, times credited years of service (up to 30) minus a Social Security allowance. A reduced benefit can be received at age 55 with 10 or more years of credited service or at age 62 with five or more years of credited service. The following table shows the estimated annual pension benefits payable to participants upon normal retirement from the Company's pension plan in specified remuneration classes and years of credited service:

                               Pension Plan Table
                               ------------------

                                Years of Service
                                ----------------

                                                                                            30 &
Remuneration              10                15              20               25             above
------------              --                --              --               --             -----
$125,000                $19,700           $29,500         $39,400         $49,200         $59,000
$160,000 & above         25,800            38,700          51,600          64,500          77,400



         Covered compensation is defined as base salary, as presented under the Salary column in the Summary Compensation Table, however, it is subject to Internal Revenue Code limits. The amounts set forth in the table are calculated on a straight-life annuity basis payable at age 65 and are offset by an allowance for Social Security. The estimated credited years of service for each of the named Executive Officers are: William W. Sprague III: 14; James M.
Kelley: 24; David H. Roche: 21; Gregory H. Smith: 19; and F. Sprague Exley: 32.

         In addition to benefits paid under the Company's pension plan for substantially all employees, all Executive Officers of the Company receive coordinated benefits from the Supplemental Executive Retirement Plan (the "SERP"). The SERP includes each of the Executive Officers listed in the foregoing Summary Compensation Table, and provides a benefit based upon the following formula: 65% of base salary, less the amount payable from the pension plan (frozen as of June 30, 1996), less a social security allowance (frozen as of June 30, 1996), all multiplied by a fraction the numerator of which is the Executive Officer's years of service as of June 30, 1996 and the denominator of which is the years of potential service at normal retirement.

         The estimated annual benefits payable upon retirement at normal retirement age, using current earnings, for each of the named Executive Officers from the Company's non-contributory pension plan and the SERP are as follows:
William W. Sprague III: $166,200; James M. Kelley: $147,700; David H. Roche:
$142,800; Gregory H. Smith: $121,600 and F. Sprague Exley: $129,800.

Compensation of Directors

         Effective April 23, 1996, the Company entered into a one-year agreement with R. Eugene Cartledge to serve as the Chairman of the Board of Directors of the Company. After the expiration of this agreement, Mr. Cartledge continued to serve as Chairman of the Board, but declined any further remuneration. Also, on June 18, 1997, Mr. Cartledge relinquished his option to purchase 100,000 shares of Common Stock from the Company which had been awarded to him by his one-year agreement. Mr. Cartledge resigned as Chairman of the Board on October 24, 1997, but continues to serve as a Director of the Company.

         Directors who are also employees of the Company are not compensated for service as Directors or as members of any Committee of the Board of Directors. Non-employee Directors are paid $1,000 for each Board meeting attended and $750 for each Committee meeting attended except for meetings of the Committee of Outside Directors. Directors may elect to defer meeting fees pursuant to the Deferred Compensation Plan for Directors of Savannah Foods & Industries, Inc. (the "Plan"). The terms of the Plan provide that the Directors earn interest on their deferred balances equal to the prime rate in effect on each January 1. During fiscal 1997, the Company expensed $183,000 in meeting fees and $211,000 in interest related to the Plan.

         The Company's Non-Employee Directors' Compensation Plan (the "Plan") pays a retainer to non-employee Directors in Share Units (a Share Unit is the equivalent of one share of Company Common Stock). Under the Plan, each Director was granted 10,010 Share Units which vest over the 5 1/2 year Plan term (from July 1, 1996 to December 31, 2001) at the rate of 455 Share Units per quarter, as long as the Director remains on the Board of Directors. In the event of a change in control of the Company, as defined in the Plan, all Directors serving on June 1, 1996 immediately vest in all remaining Share Units. Unvested Share Units are forfeited to the Company. Upon vesting, the Director is paid, in cash, the value of such Share Units, based upon the fair market value of the Company's Common Stock at the time of vesting. The fair market value is defined as the closing price of a share of the Company's Common Stock. The Plan permits a Director to defer all or a portion of his or her vested Share Units until after termination of the Director's service on the Board, in which case the Share Units are valued at the highest closing price of a share during the twelve months preceding the Director's termination of service. Dividend equivalents are reinvested in additional Share Units. During fiscal 1997, the Company expensed $385,000 related to this Plan.

         Effective June 30, 1996, the existing deferred compensation agreements with all active non-employee Directors were modified to reduce the guaranteed interest rate to the prime rate. The effect of this modification is estimated to have reduced the present value, as of June 30, 1996, of the payments which ultimately will be paid to these Directors under the related deferred compensation agreements by $2,600,000. As consideration for this reduction, the Company established the Supplemental Share Unit Plan (the "Plan"). The Plan granted 111,619 Share Units (a Share Unit is the equivalent of one share of Company Common Stock) to these Directors at an $11.00 per Share Unit price. At the $11.00 per Share Unit price, these Share Units had a value of $1,228,000 compared to the $2,600,000 reduced value of the deferred compensation agreements. The value of each Share Unit fluctuates based on the highest daily closing price of the Company's Common Stock during the preceding twelve-month period. Dividend equivalents are reinvested in additional Share Units. At retirement from the Board of Directors, each non-employee Director will receive, in cash, the value of the Share Units in his deferral account. During fiscal 1997, the Company expensed $586,000 related to this Plan.

         Under the terms of the Non-Employee Directors' Compensation Plan (the "Plan"), upon the successful completion of Imperial Holly's tender offer for 50.1% of the Company's outstanding Common Stock (the "Tender Offer"), each of the 10,020 Share Units to which each of the non-employee Directors are entitled became fully vested (other than James M. Reed who holds 2,285 fully vested Share Units). Seven of the ten participant Directors have elected to receive a payout of the value of their Share Units upon consummation of the Merger. Lee B. Durham, Jr.'s existing election under the Plan provided for him to receive payment upon the termination of his service on the Company's Board of Directors, which occurred on October 24, 1997. Robert L. Harrison has elected to retain his original deferral election, which will result in his receiving payout of his benefits quarterly over a fifteen-year period beginning the January 1 after his 66th birthday. John D. Carswell has elected to retain his original deferral election, which will result in his receiving payout of his benefits quarterly over a ten-year period beginning the quarter following the date of his departure from the Company's Board of Directors. In each case, the value of a Share Unit will be based on the $20.25 per share offer price (the "Offer Price"), with deferred payouts accruing interest at the prime rate in effect on the first business day of each year until payment in full. The value of the Share Units outstanding under the Non-Employee Directors' Compensation Plan (net of any interest accruing after completion of the Tender Offer), based on the Offer Price, is $1,872,447 ($46,274 for Mr. Reed and $202,908 for each of the other nine participant Directors).

         Six of the eight Directors participating in the Supplemental Share Unit Plan (the "Plan") (Messrs. Cartledge and Reed were not eligible to participate) have elected to receive, upon consummation of the Merger, a lump sum payment of the value of their Share Units granted under the Plan. Mr. Durham's existing election under the Plan provided for him to receive payment upon the termination of his service on the Company's Board of Directors, which occurred on October 24, 1997. Mr. Harrison has elected to retain his original deferral election, which will result in his receiving payout of his benefits quarterly over a fifteen-year period beginning on January 1 after his 66th birthday. In each case, the value of a Share Unit will be based on the Offer Price, with deferred payouts accruing interest at the prime rate in effect on the first business day of each year until payment in full. The aggregate value of the Share Units outstanding under the Supplemental Share Unit Plan (net of any interest accruing after completion of the Tender Offer), based on the Offer Price, is $2,282,397, as follows: W. Waldo Bradley, $495,081; John D. Carswell, $401,369; Dale C. Critz, $73,428; Lee B. Durham, Jr., $380,471; Arthur M. Gignilliat, Jr., $194,683; Robert L. Harrison, $158,122; Hugh M. Tarbutton, $504,303; and Arnold Tenenbaum, $74,941.

         Pursuant to the provisions of the Deferred Compensation Plan for Directors (the "Plan"), six of the eight Directors participating in the Plan (Messrs. Cartledge and Reed elected not to participate) have elected to receive, upon consummation of the Merger, a lump sum payment of the value of their deferral accounts under the Plan aggregating $2,135,824. Mr. Durham's existing election under the Plan provided for him to receive payment upon the termination of his service on the Company's Board of Directors, which occurred on October 24, 1997. Mr. Harrison has elected to retain his original deferral election, which will result in his receiving payout of his benefits quarterly over a fifteen-year period beginning the January 1 after his

66th birthday. Deferred payouts will accrue interest at the prime rate in effect on the first business day of each year until payment in full. The aggregate value of the deferral accounts under the Plan (net of any interest accruing after completion of the Tender Offer) is $2,818,289 (of which amount $2,605,755 will be paid upon consummation of the Merger); the amount owed to the current and former Directors of Savannah Foods is as follows: Mr. Bradley, $592,549; Mr. Carswell, $480,404; Mr. Critz, $107,985; Mr. Durham, $469,931; Mr. Gignilliat, $233,012; Mr. Harrison, $212,534; Mr. Tarbutton, $622,421; and Mr. Tenenbaum, $99,452.

         Pursuant to the Merger Agreement with Imperial Holly, on October 24, 1997, seven Directors resigned and seven representatives of Imperial Holly were appointed to the Board of Directors. The new members of the Board are all employees of Imperial Holly and will not receive any remuneration for their service on the Company's Board.

Employment Contracts

         The Company had entered into contracts with all Executive Officers to reduce the risk of their departure or distraction to the detriment of the Company and its stockholders in the event of a "change in control" of the Company as defined in such contracts. If these Executive Officers are terminated after a change in control, as defined therein, the contract provides for a lump sum payment of 2.99 times average annual taxable compensation for the past five years. Imperial Holly's successful Tender Offer constitutes a change in control under the provisions of these contracts.

         Two of the Executive Officers of the Company, Gregory H. Smith and F. Sprague Exley, executed severance and non-compete agreements in fiscal 1997, which will become effective on or before December 31, 1997. The Company ascribed $150,000 of the total amount payable to each of these individuals as non-compete payments under the terms of each agreement. The balance of the amounts payable to these individuals is less than the 2.99 times average annual taxable compensation for the past five years as prescribed in the contracts they relinquished when they executed their severance and non-compete agreements.

         In the event that the other three Executive Officers listed in the Summary Compensation Table above are paid under the change in control provisions of their employment contracts, the aggregate amount payable to these individuals would be $1,928,000.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1997, Messrs. Arthur M. Gignilliat, Jr. (chairman) W. Waldo Bradley, R. Eugene Cartledge, Dale C. Critz, Robert L. Harrison, and James
M. Reed served as members of the Compensation Committee. No member of this Committee is a former or current Executive Officer or employee of the Company or any of its subsidiaries. R. Eugene Cartledge, who resigned as a member of the Committee in December 1996, is the former Chairman of the Board of Directors of the Company. In honor of Mr. Cartledge, the Company made a $1,000,000 contribution to the Cartledge Foundation, a Private Charitable Foundation recognized as exempt from tax under IRC Section 501(c)3 and controlled by Mr. Cartledge. Robert L. Harrison is President of Stevens Shipping & Terminal Company in Savannah, Georgia. The Company conducts business with this firm related to port activities associated with the importation of raw sugar. In fiscal 1997, the Company purchased services from this firm in the amount of approximately $1,845,000. James M. Reed is Vice Chairman and Chief Financial Officer of Union Camp Corporation. The Company purchases packaging supplies from this firm. During fiscal 1997, the Company purchased goods from this firm in the amount of approximately $6,527,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Pursuant to the terms of the Merger Agreement, Imperial Holly's Tender Offer for 50.1% of the Company's outstanding Common Stock was successfully completed on October 16, 1997.

         The following table sets forth, as of December 1, 1997, certain information with respect to the beneficial ownership of Common Stock of the Company by Directors, each Non-Director Executive Officer named in the Summary Compensation Table above, all Directors and Executive Officers of the Company as a group, and each holder known by the Company to be the beneficial owner of more than 5% of the Company's issued and outstanding Common Stock. Except as disclosed in the notes to the table, each person has sole voting and investment powers with respect to the whole number of shares shown as beneficially owned by him.


                                               Amount and Nature of                Percent
Name                                           Beneficial Ownership              of Class(1)
----                                           --------------------              -----------
Archer-Daniels-Midland Company(2)                     1,661,900  (3)                5.78%
Imperial Holly Corporation(4)                        14,398,284  (5)               50.10%

W. Waldo Bradley                                          7,268                       *
Peter C. Carrothers                                       2,200                       *
R. Eugene Cartledge                                      12,059                       *
Douglas W. Ehrenkranz                                         0                       *
Roger W. Hill                                        14,398,324  (6)               50.10%
James C. Kempner                                     14,401,284  (6)               50.11%
Karen L. Mercer                                               0                       *
John A. Richmond                                              0                       *
William F. Schwer                                             0                       *
William W. Sprague III                                   18,341  (7)                  *
Hugh M. Tarbutton                                        92,409  (8)                  *
Arnold Tenenbaum                                            722  (9)                  *

F. Sprague Exley                                         33,211  (10)                 *
James M. Kelley                                          14,022  (11)                 *
David H. Roche                                            8,348  (12)                 *
Gregory H. Smith                                          5,391                       *

All Directors and Executive
Officers as a group
(17 individuals)                                     14,615,485  (13)              50.86%

* Indicates less than 1.00%



(1) Amounts are calculated based upon 28,738,196 shares outstanding, which includes the 1,004,921 shares held in the Company's Benefit Trust.

(2)  The business address of Archer-Daniels-Midland Company is:
           4666 Faries Parkway
           P. O. Box 1470
           Decatur, Illinois 62525

(3) Information is based on Schedule 13D filed by Archer-Daniels-Midland Company, dated May 17, 1995 and amended on September 1, 1995, disclosing voting and investment power held by such person with respect to shares of Common Stock.

(4)  The business address of Imperial Holly Corporation is:
           One Imperial Square
           Suite 200 8016 Highway 90-A
           Sugar Land, Texas 77478

(5) Information is based on a Schedule 13D filed by Imperial Holly Corporation, dated October 17, 1997, disclosing voting and investment power held by such person with respect to shares of Common Stock. Includes 14,397,836 shares acquired by IHK Sub in the Tender Offer.

(6) Includes 14,398,284 shares beneficially owned by Imperial Holly, of which Mr. Kempner is the Chief Executive Officer and a director and Mr. Hill is a Managing Director and a director. Both Messrs. Kempner and Hill disclaim beneficial ownership of such shares.

(7) Includes 9,256 shares which Mr. Sprague may acquire at his discretion through the exercise of stock options. Includes 1,227 shares owned by his wife and 3,597 shares owned by his children, in which Mr. Sprague disclaims any beneficial ownership.

(8) Includes 11,012 shares held by Mr. Tarbutton's wife as custodian for their children, in which he disclaims any beneficial ownership.

(9) Includes 481 shares held by Mr. Tenenbaum's wife as custodian for their children, in which he disclaims any beneficial ownership.

(10) Includes 4,111 shares which Mr. Exley may acquire at his discretion through the exercise of stock options.

(11) Includes 5,274 shares which Mr. Kelley may acquire at his discretion through the exercise of stock options.

(12) Includes 5,274 shares which Mr. Roche may acquire at his discretion through the exercise of stock options.

(13) Includes 23,893 shares which the Executive Officers may acquire at their discretion through the exercise of stock options.

Item 13. Certain Relationships and Related Transactions

         Archer-Daniels-Midland Company reported ownership of 5.78% of the outstanding Common Stock of the Company during fiscal 1997. During fiscal 1997, the Company purchased goods from this firm in the amount of approximately $172,000.

         Messrs. R. Eugene Cartledge, Robert L. Harrison, and James M. Reed, Directors of the Company, had certain relationships and related transactions with the Company as disclosed in the Compensation of Directors and Compensation Committee Interlocks and Insider Participation sections of Item 11, Executive Compensation.

         Imperial Holly Corporation reports ownership of 50.1% of the outstanding Common Stock of the Company. The Company purchases from and sells sugar to this firm. In fiscal 1997, the Company purchased/sold goods from/to this firm in the amount of approximately $7,816,000 and $1,276,000, respectively.

         Arnold Tenenbaum, a Director of the Company, is President of Chatham Steel Corporation. The Company purchases steel products from this firm. During fiscal 1997, the Company purchased goods from this firm in the amount of approximately $74,000.

         Wachovia Bank of North Carolina, N.A. is the trustee of the Company's Benefit Trust. An affiliate of Wachovia Bank of North Carolina, N.A. (Wachovia) serves as agent for a syndicate of banks for the Company's $120,000,000 credit facility dated April 1, 1996, of which Wachovia has committed $37,500,000. No amounts were outstanding under this facility at September 28, 1997. The Company also has several standby letters of credit with Wachovia supporting various commercial and debt transactions totaling $9,660,000 at September 28, 1997. For fiscal 1997, the Company paid Wachovia $393,000 in interest and $116,000 in fees related these credit instruments. In the opinion of management, the terms of such arrangements are fair and reasonable and as favorable to the Company as could have been obtained from a wholly unrelated party.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2):            See index of Financial Statements, Item 8(a)
                           and 8(b), page 15.

(a)(3) Exhibits:

Page     Exhibit
No.      Number            Description
---      ------            -----------
         2-1               Agreement and Plan of Merger Among Imperial Holly
                           Corporation, IHK Merger Sub Corporation and Savannah
                           Foods & Industries, Inc. is hereby incorporated by
                           reference to Commission File No. 1-11420 filed on
                           Form 8-K dated September 12, 1997 as Exhibit 99.8.

         3-1 Articles of Incorporation, as amended, is hereby incorporated by reference to Commission File No.
                           1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 3-1.

         3-2 By-Laws, as amended, are hereby incorporated by reference to Commission File No. 1-11420 on Form 10-Q for the quarter ended March 30, 1997 as Exhibit 3-2.

         4-1               Credit Agreement, dated as of April 1, 1996, among
                           Savannah Foods & Industries, Inc., as the borrower, the banks listed therein, and Wachovia Bank of Georgia, N.A., as agent is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-Q for the quarter ended March 31, 1996 as Exhibit 4-1.

62       4-2               Consent and Waiver Under and First Amendment to
                           Credit Agreement.

68       4-3               Second Consent and Waiver Under Credit Agreement.


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

         10-1* Short-term Incentive Compensation Program is hereby incorporated by reference to Commission File No.
                           1-11420 on Form 10-Q for the quarter ended December
                           29, 1996 as Exhibit 10-1.

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

         10-4* Amendment No. 2 to the Supplemental Executive Retirement Plan is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended September 29, 1996 as Exhibit 10-4.

72       10-5*             Amendment No. 2a to the Supplemental Executive
                           Retirement Plan.

         10-6* Amendment No. 3 to the Supplemental Executive Retirement Plan is hereby incorporated by reference to Commission File No. 1-11420 to Schedule 14D-9, filed with the Commission on September 18, 1997 as Exhibit (c)(5).

         10-7* Amendment No. 4 to the Supplemental Executive Retirement Plan is hereby incorporated by reference to Commission File No. 1-11420 to Schedule 14D-9, filed with the Commission on September 18, 1997 as Exhibit (c)(6).

         10-8* Deferred Compensation Plan for Key Employees, as amended and restated, is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-4.

         10-9* Amendment No. 1 to the Deferred Compensation Plan for Key Employees is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended January 3, 1993 as Exhibit 10-5.

         10-10* Amendment No. 2 to the Deferred Compensation Plan for Key Employees is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended October 2, 1994 as Exhibit 10-6.

         10-11* Amendment No. 3 to the Deferred Compensation Plan For Key Employees is hereby incorporated by reference to Commission File No. 1-11420 to Schedule 14D-9, filed with the Commission on September 18, 1997 as Exhibit
                           (c)(7).

         10-12* Amendment No. 4 to the Deferred Compensation Plan For Key Employees is hereby incorporated by reference to Commission File No. 1-11420 to Schedule 14D-9, filed with the Commission on September 18, 1997 as Exhibit
                           (c)(8).

         10-13* Amendment No. 5 to the Deferred Compensation Plan For Key Employees is hereby incorporated by reference to Commission File No. 1-11420 to Schedule 14D-9, filed with the Commission on September 18, 1997 as Exhibit
                           (c)(9).

         10-14* Deferred Compensation Plan for Directors of Savannah Foods & Industries, Inc. as amended and restated is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended September 29, 1996 as Exhibit 10-8.

         10-15* Savannah Foods & Industries, Inc. Non-Employee Directors' Compensation Plan is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended September 29, 1996 as Exhibit 10-9.

         10-16* Savannah Foods & Industries, Inc. Non-Employee Directors' Supplemental Share Unit Plan is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-K for the year ended September 29, 1996 as Exhibit 10-10.

         10-17* Employment Agreements with all other Executive Officers of the Company are incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended January 1, 1989 as Exhibit 10-10.

         10-18* Employment Agreement - W. W. Sprague, III is incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended December 29, 1991 as Exhibit 10-10.

         10-19* Employment Agreement - David H. Roche is incorporated by reference to Commission File No. 1-11420 filed on Form 10-K for the year ended October 1, 1995 as
                           Exhibit 10-9.

         10-20* 1996 Equity Incentive Plan is hereby incorporated by reference to Commission File No. 1-11420 on Form 10-Q for the quarter ended March 30, 1997 as Exhibit 10-1.

         16-1 Letters re: change in certifying accountant are incorporated by reference to Commission File No. 1-11420 filed on Form 8-K dated October 17, 1996 as
                           Exhibit 16-1 and by reference to Commission File No. 1-11420 filed on Form 8-K dated November 18, 1996 as
                           Exhibit 16-1.

75       21-1              Subsidiaries of Registrant

76       23-1              Consents of Independent Accountants

78       27-1              Financial Data Schedules (for SEC use only)

         * Indicates exhibits which are management contracts or compensatory agreements.


(b)      Reports on Form 8-K:

         On July 14, 1997, the Company filed a Form 8-K announcing that it had entered into an Agreement and Plan of Merger with a wholly owned subsidiary of Flo-Sun, Incorporated.

         On July 18, 1997, the Company filed a Form 8-K announcing that three purported class action lawsuits were filed by purported stockholders of the Company in connection with the Company's proposed merger with Flo-Sun, Incorporated.

         On September 12, 1997, the Company filed a Form 8-K announcing that it had entered into an Agreement and Plan of Merger with Imperial Holly Corporation and had terminated the Agreement and Plan of Merger with Flo-Sun, Incorporated.

         On October 17, 1997, the Company filed a Form 8-K announcing a change in control of the Company. In accordance with the Agreement and Plan of Merger with Imperial Holly Corporation, Imperial Holly acquired 50.1% of the outstanding shares of the Company's Common Stock.

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

                                        SAVANNAH FOODS & INDUSTRIES, INC.



Dated:      December 12, 1997            By:/S/ William W. Sprague III
            -----------------               -------------------------
                                                William W. Sprague III
                                                President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated:

/S/William W. Sprague III                            President and                   December 12, 1997
-------------------------                            Chief Executive Officer
William W. Sprague III                               and Director


/S/Gregory H. Smith                                  Senior Vice President           December 12, 1997
-------------------                                  Chief Financial Officer
Gregory H. Smith                                     and Treasurer (PRINCIPAL
                                                     FINANCIAL AND PRINCIPAL
                                                     ACCOUNTING OFFICER)

/S/W. Waldo Bradley                                  Director                        December 12, 1997
------------------
W. Waldo Bradley

/S/Peter C. Carrothers                               Director                        December 12, 1997
----------------------
Peter C. Carrothers

/S/R. Eugene Cartledge                               Director                        December 12, 1997
----------------------
R. Eugene Cartledge

/S/Douglas W. Ehrenkranz                             Director                        December 12, 1997
------------------------
Douglas W. Ehrenkranz

/S/Roger W. Hill                                     Director                        December 12, 1997
---------------
Roger W. Hill

/S/James C. Kempner                                  Director                        December 12, 1997
-------------------
James C. Kempner

/S/Karen L. Mercer                                   Director                        December 12, 1997
------------------
Karen L. Mercer

/S/John A. Richmond                                  Director                        December 12, 1997
-------------------
John A. Richmond

/S/William F. Schwer                                 Director                        December 12, 1997
--------------------
William F. Schwer

/S/Hugh M. Tarbutton                                 Director                        December 12, 1997
--------------------
Hugh M. Tarbutton

/S/Arnold Tenenbaum                                  Director                        December 12, 1997
-------------------
Arnold Tenenbaum