Form 10-K/A
period 1997-09-28
SAVANNAH FOODS & INDUSTRIES INC
filed 1997-12-18
CIK 86941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A


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



ARTHUR ANDERSEN LLP
Atlanta, Georgia
November 17, 1997

                        Report of Independent Accountants



To the Stockholders and Board of Directors of Savannah Foods & Industries, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Savannah Foods & Industries, Inc. and its subsidiaries at September 29, 1996, and the results of their operations and their cash flows for each of the two fiscal years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Savannah Foods & Industries, Inc. for any period subsequent to September 29, 1996.



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


62       4-2**             Consent and Waiver Under and First Amendment to
                           Credit Agreement.

68       4-3**             Second Consent and Waiver Under Credit Agreement.



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


72       10-5*    **       Amendment No. 2a to the Supplemental Executive
                           Retirement Plan.


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


75       21-1**            Subsidiaries of Registrant

76       23-1**            Consents of Independent Accountants

78       27-1**            Financial Data Schedules (for SEC use only)


         * Indicates exhibits which are management contracts or compensatory agreements.


         ** Previously filed.


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